Form 10-Q
period 2010-06-30
ACCELERATED ACQUISITIONS I INC
filed 2010-08-23
CIK 1430174

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-53136

Accelerated Acquisitions I, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

26-2012582
(I.R.S. Employer Identification Number)

1127 Webster Street, Suite 28, Oakland, CA 94607
(Address of Principal Offices)

(510) 544-1516
(Issuer’s Telephone Number)

122 Ocean Park Blvd. Suite 307, Santa Monica, CA 90405
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 26,948,500 shares of common stock, par value $.0001 per share, outstanding as of August 1, 2010.

Transitional Small Business Disclosure Format (Check one):       Yes ☐       No ☒

ACCELERATED ACQUISITIONS I, INC.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of June 30, 2010 and December 31, 2009	3

	Statements of Operations for the three and six months ended June 30, 2010 and June 30, 2009 and for the Cumulative Period from Inception (February 15, 2008) to June 30, 2010	4

	Statements of Cash Flows for the six months ended June 30, 2010, June 30, 2009 and for the Cumulative Period from Inception (February 15, 2008) to June 30, 2010	5

	Notes to Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T. Controls and Procedures		12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	(Reserved and Removed)	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

Signatures		14

ACCELERATED ACQUISITIONS I, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents,	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accrued expenses	$3,990	$4,442
Shareholder advances	9,828	5,186

TOTAL LIABILITIES	$13,818	$9,628

STOCKHOLDER’SDEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding		-
Common stock, $.0001 par value; 100,000,000 shares authorized; 26,850,000 and 5,000,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	2,885	500
Additional paid-in capital	7,500	7,500

Deficit accumulated during the development stage	(21,818)	(17,628)
Stock subscription receivable	(2,385)	-
TOTAL STOCKHOLDER’S DEFICIT	(13,818)	(9,628)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$-	$-

See notes to unaudited financial statements.

ACCELERATED ACQUISITIONS I, INC.)
 (A Development Stage Company)
Statements of Operations (Unaudited)

	Three Months ended June 30		Six Months ended June 30,		Cumulative from Feb. 15, 2008 (Inception) to June 30,
	2010	2009	2010	2009	2010
Revenues	$-	$-	$-	$-	$-

Operating Expenses
General and administrative	3,990	2,035	4,190	3,785	21,818

Net Operating Expenses	3,990	2,035	4,190	3,785	21,818

Net Loss	$(3,990)	$(2,035)	$(4,190)	$(3,785)	$(21,818)

PER SHARE INFORMATION:
Basic and diluted, net loss per share	$(.00)	$(.00)	$(.00)	$(.00)

Basic and diluted, weighted average shares outstanding	6,582,778	5,000,000	5,791,389	5,000,000

See notes to unaudited financial statements.

ACCELERATED ACQUISITIONS I, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months ended June 30, 2010	For the Six Months ended June 30, 2009	For the Cumulative Period from Inception (Feb 15, 2008) through June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(4,190)	$(3,785)	$(21,818)
Increase (decrease) in accounts payable	(452)	335	3,990
Net cash used in operating activities	(4,642)	(3,450)	(17,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock		-	8,000
Shareholder advances	4,642	3,450	9,828
Net cash provided by financing activities	4,642	3,450	17,828

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	-	-

Cash and cash equivalents at beginning of period	-	691	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$691	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period:
Income taxes	-	-	-
Interest expense	-	-	-

Noncash investing and financing activities:
Proceeds from the issuance of common stock	2,385	-	2,385
Cancellation of common shares	(350)	-	(350)
Additional paid-in capital	350	-	350
Stock subscription receivable	(2,385)	-	(2,385)

See notes to unaudited financial statements.

ACCELERATED ACQUISITIONS I, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

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

On July 2, 2010 the Company changed its business plan to become an exploration and refining company for the mining of gold, copper, and other precious or industrial mineral deposits through the acquisition of certain rights in the Republic of the Philippines. On that date, the Company entered into an Assignment of Rights Agreement (“Rights Agreement”) with Oro-East Mining Company LTD.  Pursuant to the terms of the Rights Agreement, Oro assigned to the Company certain rights and obligations with respect to the permitted mining claims described in the Rights Agreement.  Pursuant to the Rights Agreement, the Company will assume the rights and obligations of Oro to explore, extract, refine and produce precious metals and other industrial deposits on the claims and earn fees with respect to such services.  By entering into the Rights Agreement, the Company commenced business as an exploration, mining, refinery and production company. The Company intends to focus on extracting gold, silver, copper, iron ore and other industrial minerals to primarily meet the demands of Chinese Government and companies for the mined minerals.

The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding and share issuances.

(b)           Basis of Presentation

The accompanying Interim Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulations S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included.  All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K Annual Report for the year ended December 31, 2009 and the Company’s Registration Statement on Form 10. The June 30, 2010 consolidated financial statements presented herein may not be indicative of the results of the Company for the year ending December 31, 2010.

(c)           Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $21,818, used cash from operations of $17,828 since its inception, and has negative working capital of $13,818 at June 30, 2010. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

ACCELERATED ACQUISITIONS I, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

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

	June 30, 2010	December 31, 2009

Gross deferred tax assets	6,540	6,000
Valuation allowance	(6,540)	(6,000)
Net deferred tax asset	—	—

The federal net operating loss carryforwards of $21,800 expire in the tax years 2028 and 2029.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

 The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of both the date of adoption and as of June 30. 2010 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the year 2008 forward. There are no tax examinations currently in progress.

NOTE 3 -	RECENT ACCOUNTING PRONOUNCEMENTS:

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended June 30, 2010. The adoption of this guidance did not have a material impact on our financial statements.

ACCELERATED ACQUISITIONS I, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

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
JUNE 30, 2010

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

NOTE 4 -	MATERIAL CONTRACTS:

On June 23, 2010, Mutual Gain Hong Kong, Limited. (“Mutual Gain”) agreed to acquire 23,850,000 shares of the Company’s common stock par value $0.0001 (the “Shares”) for a price of $0.0001 per share. At the same time, Accelerated Venture Partners, LLC agreed to tender 3,500,000 of its 5,000,000 shares of the Company’s common stock par value $0.0001 for cancellation. As a part of this transaction and in partial consideration for its purchase of the Shares, Mutual Gain caused Oro-East Mining Company, LTD (“Oro”) to enter into the Assignment of Rights Agreement with the Company (see below). Following these transactions, Mutual Gain Hong Kong, Limited owned 94.1% of the Company’s 25,350,000, issued and outstanding shares of common stock par value $0.0001 and the interest of Accelerated Venture Partners, LLC was reduced to approximately 5.9% of the total issued and outstanding shares. Simultaneously with the share purchase, Timothy Neher resigned from the Company’s Board of Directors effective immediately and Tian Qing Chen was simultaneously appointed to the Company’s Board of Directors. Such action represented a change of control of the Company. The Purchaser used its working capital to acquire the Shares. The Purchaser did not borrow any funds to acquire the Shares.

Prior to the purchase of the Shares, the Purchaser was not affiliated with the Company. However, the Purchaser is now deemed an affiliate of the Company as a result of its stock ownership interest in the Company. The purchase of the shares by the Purchaser was completed pursuant to a written Subscription Agreement with the Company. The purchase was not subject to any other terms and conditions other than the sale of the Shares in exchange for the cash payment. The Company intends to file a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware in order to change its name to “Oro East Mining Inc.”.

On June 24, 2010, the Company entered into a Consulting Services Agreement with Accelerated Venture Partners LLC (“AVP”), a company controlled by Timothy J. Neher. The agreement requires AVP to provide the Company with certain consulting services in consideration of (a) an option granted by the company to AVP to purchase 1,500,000 shares of the company’s common stock at a price of $0.0001 per share (which option was immediately exercised by the holder) subject to a repurchase option granted to the company to repurchase the shares in the event the Company fails to complete funding as detailed in the agreement and (b) cash compensation at a rate of $133,333 per month. The payment of such compensation is subject to the company’s achievement of certain designated milestones detailed in the agreement and a company option to make a lump sum payment to AVP in lieu of all amounts payable thereunder.

ACCELERATED ACQUISITIONS I, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 5 -	SUBSEQUENT EVENTS:

On July 2, 2010, the Company entered into an Assignment of Rights Agreement (“Rights Agreement”) with Oro-East Mining Co., LTD (“Oro”).  Pursuant to the terms of the Rights Agreement, Oro assigned to the Company certain rights and obligations with respect to the permitted mining claims described in the Rights Agreement.  Pursuant to the Rights Agreement, the Company will assume the rights and obligations of Oro to explore, extract, refine and produce precious metals and other industrial deposits on the claims and earn fees with respect to such services.  By entering into the Rights Agreement, the Company commenced business as an exploration, mining, refinery and production company. The Company intends to focus on extracting gold, silver, copper, iron ore and other industrial minerals to primarily meet the demands of Chinese Government and companies for the mined minerals.

On July 6, 2010, the company completed a private offering of its common shares under the provisions of the Delaware securities laws and under a Regulation D exemption with respect to the federal securities laws. The Company sold a total of 98,500 common shares at a price of $2.00 per share to a total of 32 investors. The Company raised a total of $197,000 in this offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

From inception (February 15, 2008), the Company was organized as a vehicle to investigate and, if such investigation warrants, acquire or merge with a target company or business seeking the perceived advantages of being a publicly held corporation.

On July 2, 2010 the Company changed its business plan to become an exploration and refining company for the mining of gold, copper, and other precious or industrial mineral deposits through the acquisition of certain rights in the Republic of the Philippines. On that date, the Company entered into an Assignment of Rights Agreement (“Rights Agreement”) with Oro-East Mining Company LTD.  Pursuant to the terms of the Rights Agreement, Oro assigned to the Company certain rights and obligations with respect to the permitted mining claims described in the Rights Agreement.  Pursuant to the Rights Agreement, the Company will assume the rights and obligations of Oro to explore, extract, refine and produce precious metals and other industrial deposits on the claims and earn fees with respect to such services.  By entering into the Rights Agreement, the Company commenced business as an exploration, mining, refinery and production company. The Company intends to focus on extracting gold, silver, copper, iron ore and other industrial minerals to primarily meet the demands of Chinese Government and companies for the mined minerals.

On July 6, 2010, the company completed a private offering of its common shares under the provisions of the Delaware securities laws and under a Regulation D exemption with respect to the federal securities laws. We sold a total of 98,500 common shares at a price of $2.00 per share to a total of 32 investors. The Company raised a total of $197,000 in this offering.

Results of Operations

For the three months ending June 30, 2010, the Company had no revenues and incurred general and administrative expenses of $3,990, compared to no revenues and general and administrative expenses of $2,035 for the corresponding period of 2009.

For the six months ending June 30, 2010, the Company had no revenues and incurred general and administrative expenses of $4,190, compared to no revenues and general and administrative expenses of $3,785 for the corresponding period of 2009.

For the period from inception (February 15, 2008) through June 30, 2010, the Company had no activities that produced revenues from operations and had a net loss of $(21,818), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in August 2008 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of June 30, 2010, the Company had assets equal to $0 and had current liabilities of $13,818.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (February 15, 2008) through June 30, 2010

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

ITEM 4T.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required  to  be disclosed by us in the reports that we file or submit under the Exchange Act is  accumulated and communicated to our management, including our principal executive officer and principal  financial  officer,  or  persons performing  similar  functions,  as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the sole officer and sole director, the Company is not a party to any legal proceeding or litigation.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 6, 2010, the company completed a private offering of its common shares under the provisions of the Delaware securities laws and under a Regulation D exemption with respect to the federal securities laws. The Company sold a total of 98,500 common shares at a price of $2.00 per share to a total of 32 investors. The Company raised a total of $197,000 in this offering.  The company intends to use the proceeds of the offering for working capital.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information.

Subsequent Events.

On July 2, 2010, the Company entered into an Assignment of Rights Agreement (“Rights Agreement”) with Oro-East Mining Co., LTD (“Oro”).  Pursuant to the terms of the Rights Agreement, Oro assigned to the Company certain rights and obligations with respect to the permitted mining claims described in the Rights Agreement.  Pursuant to the Rights Agreement, the Company will assume the rights and obligations of Oro to explore, extract, refine and produce precious metals and other industrial deposits on the claims and earn fees with respect to such services.  By entering into the Rights Agreement, the Company commenced business as an exploration, mining, refinery and production company. The Company intends to focus on extracting gold, silver, copper, iron ore and other industrial minerals to primarily meet the demands of Chinese Government and companies for the mined minerals.

On July 13, 2010, the Company filed a registration Statement on Form S-1 with respect to the sale of 200,500 shares at an offering price of $2.00 per share.  As of this date, the registration statement has not been declared effective by the U.S. Securities and Exchange Commission.

Item 6. Exhibits.

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 20, 2010
ACCELERATED ACQUISITIONS I, INC.

By:	/s/ Tian Q Chen
Tian Q Chen
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.