Form 10-Q
period 2010-09-30
Oro East Mining, Inc.
filed 2010-11-18
CIK 1430174

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-53136

Oro East Mining, Inc.
(formerly known as Accelerated Acquisitions I, Inc.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 26,948,500 shares of common stock, par value $.0001 per share, outstanding as of September 30, 2010.

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

Oro East Mining, Inc.
- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of September 30, 2010 and December 31, 2009	3

	Statements of Operations for the three and nine months ended September 30, 2010 and September 30, 2009 and for the Cumulative Period from Inception (February 15, 2008) to September 30, 2010	4

	Statements of Cash Flows for the nine months ended September 30, 2010, September 30, 2009 and for the Cumulative Period from Inception (February 15, 2008) to September, 2010	5

	Notes to Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T. Controls and Procedures		12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	(Reserved and Removed)	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

Signatures		14

ORO EAST MINING, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents,	$148,942	$-

TOTAL ASSETS	$148,942	$-

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accrued expenses	$79,194	$4,442

Shareholder advances	82,000	5,186

TOTAL LIABILITIES	$161,194	$9,628

STOCKHOLDER’SDEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding		-
Common stock, $.0001 par value; 100,000,000 shares authorized; 26,850,000 and 5,000,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	201,500	500
Additional paid-in capital	-	7,500

Deficit accumulated during the development stage	(213,752)	(17,628)
Stock subscription receivable	-	-
TOTAL STOCKHOLDER’S DEFICIT	(12,252)	(9,628)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$148,942	$-

See notes to unaudited financial statements.

ORO EAST MINING, INC.
 (A Development Stage Company)
Statements of Operations (Unaudited)
FOR THREE MONTHS AND NINE MONTHES ENDED SEPTEMBER 30, 2010 AND 2009

	Three Months ended September 30,		Nine Months ended September 30,		Cumulative from Feb. 15, 2008 (Inception) to September 30,
	2010	2009	2010	2009	2010
Revenues	$-	$-	$-	$-	$-

Operating Expenses
General and administrative	213,752	1,304	217,742	5,089	235,570

Net Operating Expenses	213,752	1,304	217,742	5,089	235,570

Net Loss	$(213,752)	$(1,304)	$(217,742)	$(5,089)	$(235,570)

PER SHARE INFORMATION:
Basic and diluted, net loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Basic and diluted, weighted average shares outstanding	26,850,000	5,000,000	26,850,000	5,000,000

See notes to unaudited financial statements.

ORO EAST MINING, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)
FOR NINE MONTHES ENDED SEPTEMBER 30, 2010 AND 2009

	For the Nine Months ended September 30, 2010	For the Nine Months ended September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(138,748)	$(5,089)
Increase (decrease) in accounts payable	(452)	1,439
Net cash used in operating activities	(139,200)	(3,650)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock		-

Shareholder advances	86,642	3,650
Capital Stock	201,500	-

Net cash provided by financing activities	288,142	3,650

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents at beginning of period	-	691

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$148,942	$691

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period:
Income taxes	-	-
Interest expense	-	-

Noncash investing and financing activities:
Proceeds from the issuance of common stock	2,385	-
Cancellation of common shares	(350)	-
Additional paid-in capital	350	-
Stock subscription receivable	(2,385)	-

See notes to unaudited financial statements.

ORO EAST MINING, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business:

Oro East Mining, Inc., formerly was known as Accelerated Acquisitions I, Inc,  (“the Company”) was incorporated in the state of Delaware on February 15, 2008 for the purpose of raising capital that is intended to be used in connection with its business plan which may include a possible merger, acquisition or other business combination with an operating business.

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

On September 29, 2010, Accelerated Acquisitions I, Inc changed the name to Oro East Mining, Inc..

The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding and share issuances.

(b)	Basis of Presentation

The accompanying Interim Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulations S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K Annual Report for the year ended December 31, 2009 and the Company’s Registration Statement on Form 10. The September 30, 2010 consolidated financial statements presented herein may not be indicative of the results of the Company for the year ending December 31, 2010.

(c)	Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $213,752 and has negative working capital of $12,252 at September 30, 2010. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

ORO EAST MINING, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

	September 30, 2010	December 31, 2009

Gross deferred tax assets	6,540	6,000
Valuation allowance	(6,540)	(6,000)
Net deferred tax asset	—	—

The federal net operating loss carry forwards of $21,800 expire in the tax years 2028 and 2029.

Federal tax laws impose significant restrictions on the utilization of net operating loss carry forwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carry forwards and research and development credits may be subject to the above limitations.

The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of both the date of adoption and as of September 30. 2010 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the year 2008 forward. There are no tax examinations currently in progress.

NOTE 3 -	RECENT ACCOUNTING PRONOUNCEMENTS:

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended September 30, 2010. The adoption of this guidance did not have a material impact on our financial statements.

ORO EAST MINING, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
September, 2010

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics. This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815. The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments. The amendments to the guidance on accounting for income taxes in reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required. The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption. The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

ORO EAST MINING, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
September 30, 2010

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

ORO EAST MINING, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
September 30, 2010

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

Results of Operations

For the three months ending September 30, 2010, the Company had no revenues and incurred general and administrative expenses of $213,752, compared to no revenues and general and administrative expenses of $1,304 for the corresponding period of 2009.

The administrative expenses including three offices across the world plus payroll as end of September 30, 2010,
Hong Kong Office	$44,042
Philippines Office	$126,718
US Office	$33,992
Payroll	$9,000
Total expenses	$213,752

For the nine months ending September 30, 2010, the Company had no revenues and incurred general and administrative expenses of $217,742, compared to no revenues and general and administrative expenses of $5,089 for the corresponding period of 2009.

Liquidity and Capital Resources

As of September 30, 2010, the Company had assets equal to $148,942 and had current liabilities of $161,194.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative nine months ended September 30, 2010

Operating activities	$(139,200)
Investing activities	-
Financing activities	$288,142

Net effect on cash	$148.942

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

ITEM 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

None

Item 6. Exhibits.

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 17, 2010
ORO EAST MINING, INC.

By:	/s/ Tian Q Chen
Tian Q Chen
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.