Form 10-K
period 2010-12-31
Oro East Mining, Inc.
filed 2011-04-15
CIK 1430174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2010

☐ Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number:  000-53136

Oro East Mining, Inc.
(formerly known as Accelerated Acquisitions I, Inc.)

Delaware	26-2012582
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

1127 Webster Street, Suite 28,
Oakland, CA	90607
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (510) 544-1516

122 Ocean Park Blvd. Suite 307, Santa Monica, CA 90405
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 27,100,500 shares of common stock, par value $.0001 per share, outstanding as of April 15, 2011.

PART I

ITEM 1. Description of Business.

Oro East Mining, Inc., formerly was known as Accelerated Acquisitions I, Inc,  (“the Company”) was incorporated in the state of Delaware on February 15, 2008 for the purpose of raising capital that is intended to be used in connection with its business plan which may include a possible merger, acquisition or other business combination with an operating business.

On July 2, 2010 the Company changed its business plan to become an exploration and refining company for the mining of gold, copper, and other precious or industrial mineral deposits through the acquisition of certain rights in the Republic of the Philippines. On that date, the Company entered into an Assignment of Rights Agreement (“Rights Agreement”) with Oro-East Mining Company LTD (“Oro”). Pursuant to the terms of the Rights Agreement, Oro assigned to the Company certain rights and obligations with respect to the permitted mining claims described in the Rights Agreement. Pursuant to the Rights Agreement, the Company will assume the rights and obligations of Oro to explore, extract, refine and produce precious metals and other industrial deposits on the claims and earn fees with respect to such services. By entering into the Rights Agreement, the Company commenced business as an exploration, mining, refinery and production company. The Company intends to focus on extracting gold, silver, copper, iron ore and other industrial minerals to primarily meet the demands of Chinese Government and companies for the mined minerals.

On September 29, 2010, Accelerated Acquisitions I, Inc changed the name to Oro East Mining, Inc..

On November 18th, 2010, Oro East Mining, Inc. invested $50,000 to establish Oro East Greentech Philippines Inc. (“Greentech”).  Greentech is wholly owned by Ore East will be in charge of the mining business in Philippine. Till now, there is no transaction for Greentech in 2010.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Description of Property.

The company bought 3 heavy trucks and other mining machinery which cost $263,184 in total. All those fixed assets were purchased on December 31, 2010 and have not depreciated yet.

Item 3. Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 27,100,500 shares of common stock, par value $.0001 per share, outstanding as of December 31, 2010.

On June 23, 2010, Mutual Gain Hong Kong, Limited. (“Mutual Gain”) agreed to acquire 23,850,000 shares of the Company’s common stock par value $0.0001 (the “Shares”) for a price of $0.0001 per share. At the same time, Accelerated Venture Partners, LLC agreed to tender 3,500,000 of its 5,000,000 shares of the Company’s common stock par value $0.0001 for cancellation. As a part of this transaction and in partial consideration for its purchase of the Shares, Mutual Gain caused Oro East Mining Company, Inc to enter into the Assignment of Rights Agreement with the Company (see below). Following these transactions, Mutual Gain Hong Kong, Limited owned 94.1% of the Company’s 25,350,000, issued and outstanding shares of common stock par value $0.0001 and the interest of Accelerated Venture Partners, LLC was reduced to approximately 5.9% of the total issued and outstanding shares. Simultaneously with the share purchase, Timothy Neher resigned from the Company’s Board of Directors effective immediately and Tian Qing Chen was simultaneously appointed to the Company’s Board of Directors. Such action represented a change of control of the Company. The Purchaser used its working capital to acquire the Shares. The Purchaser did not borrow any funds to acquire the Shares.

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

On June 24, 2010, the Company entered into a Consulting Services Agreement with Accelerated Venture Partners LLC (“AVP”), a company controlled by Timothy J. Neher. The agreement requires AVP to provide the Company with certain consulting services in consideration of (a) an option granted by the company to AVP to purchase 1,500,000 shares of the company’s common stock at a price of $0.0001 per share (which option was immediately exercised by the holder) subject to a repurchase option granted to the company to repurchase the shares in the event the Company fails to complete funding as detailed in the agreement and (b) cash compensation at a rate of $133,333 per month. The payment of such compensation is subject to the company’s achievement of certain designated milestones detailed in the agreement and a company option to make a lump sum payment to AVP in lieu of all amounts payable there under.

On July 6, 2010, the company completed a private offering of its common shares under the provisions of the Delaware securities laws and under a Regulation D exemption with respect to the federal securities laws. The Company sold a total of 150,500 common shares at a price of $2.00 per share to a total of 35 investors. The Company raised a total of $201,500 in this offering.

On December 22, 2010, the company sold a total of 50,000 common shares at a price of $2.00 per share to Link Harvest Green Resources Limited and raised $100,000 in this offering.

On December 27, 2010, the company sold a total of 50,000 common shares at a price of $2.00 per share to Global Burner Limited and raised $100,000 in this offering.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended December 31, 2010.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Overview
The Oro-East Mining Company seeks to develop certain tenement lands in the Republic of Philippines for the mining of gold, copper, and other precious or industrial mineral deposits. Oro-East owns the claim in fee simple with all applicable permits obtained and laws observed. The company aims to erect infrastructure, refining and smelting plants, and power stations on the claims for extraction and production of gold and copper as primary targets, and iron ore and other metals as secondary.

Liquidity and Capital Resources

As of December 31, 2010, the Company had a total of $390,962 in assets.  The Company had $358,674 current liabilities as of December 31, 2010.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the year ended December 31, 2010.

Year Ended December 31, 2010
Net Cash Used in Operating Activities	$(295,060)
Net Cash Used in Investing Activities	(64,015)
Net Cash Provided by Financing Activities	$485,430
Net Increase (Decrease) in Cash and Cash Equivalents	$126,355

Results of Operations

The Company has not conducted any active operations since inception. No revenue has been generated by the Company from February 15, 2008 (Inception) to December 31, 2010. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

For the fiscal year ended December 31, 2010, the Company had a net loss of $369,212, consisting of legal, accounting, audit, filing and other professional service fees incurred in relation to the filing of the Company’s required reports with the U.S. Securities and Exchange Commission.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Oro East Mining, Inc.
(formerly Accelerated Acquisitions I, Inc.)
(An Exploration Stage Company)
Oakland, California

We have audited the accompanying consolidated balance sheets of Oro East Mining, Inc. (formerly Accelerated Acquisitions I, Inc.) (an exploration stage company) (the “Company”) as of December 31, 2010 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended and from February 15, 2008 (inception) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of  America).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and the results of its operations, and its cash flows for the year then ended and from February 15, 2008 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses and has not generated revenues from its planned principal operations. These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management’s plans regarding those matters also are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE BAILEY, LLP
www.malonebailey.com
Houston, Texas

April 15, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

We have audited the accompanying balance sheet of Accelerated Acquisitions I, Inc. (a development stage company) as of December 31, 2009 and the related statements of operations, stockholder's deficiency and cash flows for the year ended December 31, 2009 and the period from inception (February 15, 2008) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Paritz & Co, PA

Hackensack, New Jersey

March 30, 2010

ORO EAST MINING, INC
(Formerly known as Accelerated Acquisitions I, Inc)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash	$126,355	$-
Prepaid Expenses	1,423	-
Total Current assets	127,778

NON CURRENT ASSETS:
Fixed Assets	263,184

TOTAL ASSETS	$390,962	$-

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued liabilities	$4,653	$4,442
Accounts payable	70,922	-
Short term debt	281,169	-
Shareholder advances	1,930	5,186

TOTAL LIABILITIES	$358,674	$9,628

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 27,100,500 and 5,000,000 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	2,710	500
Additional paid-in capital	416,418	7,500

Deficit accumulated during the exploration stage	(386,840)	(17,628)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	32,288	(9,628)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$390,962	$-

See accompanying notes to consolidated financial statements.

ORO EAST MINING, INC
(Formerly known as Accelerated Acquisitions I, Inc)
(An Exploration Stage Company)
Consolidated Statements of Expenses

	Year Ended December 31, 2010	Year Ended December31, 2009	February 15, 2008 (Inception) through December31, 2010
General and administrative	$360,149	$6,792	$377,777

TotalOperating Expenses	360,149	6,792	377,777
Other Income (expense)
Interest Expense	4,653	-	4,653
Foreign currency loss	4,410		4,410
Total other expense	9,063	-	9,063

Net Loss	$(369,212)	$(6,792)	$(386,840)

Basic earnings (loss)per share—Basic and Diluted	$(0.02)	$(0.00)

Weighted average number of common shares outstanding	16,504,901	5,000,000

See accompanying notes to financial statements

ORO EAST MINING, INC)
(Formerly known as Accelerated Acquisitions I, Inc)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)
From February 15, 2008 (Inception) through December 31, 2010

						(Deficit)
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit
Issuance of common stock	-	$-	5,000,000	$500	$7,500	$-	$8,000
Net (loss)	-	-	-	-	-	(10,836)	(10,836)
BALANCE AT DECEMBER 31, 2008	-	-	5,000,000	500	7,500	(10,836)	$(2,836)
Net (loss)	-	-	-	-	-	(6,792)	(6,792)

BALANCE AT DECEMBER 31, 2009	-	-	5,000,000	500	7,500	(17,628)	$(9,628)

Shares issued to investors			23,850,000	2,385	-	-	2,385
Shares cancelled, and debt forgiven by investors			(3,500,000)	(350)	7,443	-	7,093
Shares issued to investors			1,500,000	150	-	-	150
Shares issued in a private offering			150,500	15	201,485	-	201,500
Shares issued for cash			50,000	5	99,995	-	100,000
Shares issued for cash			50,000	5	99,995	-	100,000

Net (Loss)						(369,212)	(369,212)
BALANCE AT DECEMBER 31, 2010	-	$-	27,100,500	$2,710	$416,418	$(386,840)	$32,288

See accompanying notes to consolidated financial statements

ORO EAST MINING, INC
(Formerly known as Accelerated Acquisitions I, Inc)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			February 15,
		For the	2008
	For the Fiscal	Fiscal year	(Inception)
	Year ended	ended	through
	December 31,	December 31,	December 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(369,212)	$(6,792)	$(386,840)
Adjustments to reconcile net loss to net cash used
in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(1,423)		(1,423)
Accounts payable	70,922	915	70,922
Accrued liabilities	4,653		9,095
Net cash used in operating activities	(295,060)	(5,877)	(308,246)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of the fixed assets	(64,015)	-	(64,015)
Net cash used in investing activities	(64,015)		(64,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	403,685	-	411,685
Shareholder advances	(255)		(255)
Borrowings on debt	82,000		82,000
Shareholder Advances/Repayments	-	5,186	5,186
Net cash provided by financing activities	485,430	5,186	498,616

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	126,355	(691)	126,355

Cash and cash equivalents at beginning of period	-	691

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$126,355	$-	$126,355
Non-cash Transactions
Debt forgiven by the shareholders	$7,443		7,443
Fixed assets purchased on short term debt	$199,169		199,169

The accompanying notes to the consolidated financial statements are an integral part of these statements

 ORO EAST MINING, INC
(Formerly known as Accelerated Acquisitions I, Inc)
(an Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)           Organization and Business:

Oro East Mining, Inc., formerly known as Accelerated Acquisitions I, Inc, (the  “Company”) was incorporated in  Delaware on February 15, 2008 for the purpose of raising capital that is intended to be used in connection with its business plan which may include a possible merger, acquisition or other business combination with an operating business.

On July 2, 2010, the Company changed its business plan to become an exploration and refining company for the mining of gold, copper, and other precious or industrial mineral deposits through the acquisition of certain rights in the Republic of the Philippines. On that date, the Company entered into an Assignment of Rights Agreement with Oro-East Mining Company LTD (“Oro”).  Oro assigned to the Company certain rights and obligations with respect to the permitted mining claims as described.  The Company will assume the rights and obligations of Oro to explore, extract, refine and produce precious metals and other industrial deposits on the claims and earn fees with respect to such services. Thus, the Company commenced business as an exploration, mining, refinery and production company. The Company intends to focus on extracting gold, silver, copper, iron ore and other industrial minerals to primarily meet the demands of the Chinese Government and companies for the mined minerals.

On September 20, 2010, Accelerated Acquisitions I, Inc changed is name to Oro East Mining, Inc..

On November 18, 2010, Oro East Mining, Inc. allocated $50,000 to open a new bank account in the name of Oro East Greentech Philippines Inc. (“Greentech”).  Greentech is wholly owned by the Company and will be in charge of the mining business in Philippines. There are  no transactions for Greentech in 2010 since the operations did not start until 2011.

The Company is currently in the exploration stage as outline per ASC 915-15 .All activities of the Company to date relate to its organization, initial exploration, initial funding and share issuances.

(b)           Use of Estimates

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

(c)           Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. The total cash and cash equivalents were $ 126,355 and zero as of December 31, 2010 and 2009 respectively

(d)           Loss per Common Share:

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

(e)           Fair Value of Financial Instruments:

The carrying value of cash equivalents approximates fair value due to the short period of time to maturity.

(f)           Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s  results of operations, financial position or cash flow.

(g)          Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $386,840, and has negative working capital of $230,896 at December 31, 2010. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE 2 - CAPITAL STOCK:

On June 23, 2010, Mutual Gain Hong Kong, Limited.acquired 23,850,000 shares for $0.0001 per share or $2,385. At the same time, Accelerated Venture Partners, LLC (“AVP”), a company controlled by Timothy J. Neher canceled 3,500,000 of its 5,000,000 sharesand forgave $7,443 payable by the company. Mutual Gain caused Oro-East Mining Company, LTD (“Oro”) to enter into the Assignment of Rights Agreement with the Company (see below). Following these transactions, Mutual Gain Hong Kong, Limited owned 94.1% of the Company’s 25,350,000 issued and outstanding shares and the interest of AVP was reduced to approximately 5.9%.  Timothy Neher resigned and Tian Qing Chen was appointed to the Company’s Board of Directors. Such action represented a change of control of the Company.

Prior to the purchase of the Shares, Mutual Gain was not affiliated with the Company. However, Mutual Gain is now deemed an affiliate of the Company as a result of its stock ownership interest in the Company. The purchase of the shares by Mutual Gain was completed pursuant to a written Subscription Agreement with the Company. The purchase was not subject to any other terms and conditions other than the sale of the Shares in exchange for the cash payment. The Company intends to file a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware in order to change its name to “Oro East Mining Inc.”.

On June 24, 2010, the Company entered into a Consulting Services Agreement with AVP. The agreement requires AVP to provide the Company with certain consulting services in consideration of (a) an option granted by the company to AVP to purchase 1,500,000 shares of the company’s common stock at a price of $0.0001 per share (which option was immediately exercised by the holder) subject to a repurchase option granted to the company to repurchase the shares in the event the Company fails to complete funding as detailed in the agreement and (b) cash compensation at a rate of $133,333 per month. The payment of such compensation is subject to the company’s achievement of certain designated milestones detailed in the agreement and a company option to make a lump sum payment to AVP in lieu of all amounts payable thereunder. As of December 31, 2010, AVP exercised the option and purchased 1,500,000 shares of the company’s common stock subject to the repurchase by the company outlined above.

On July 6, 2010, the Company sold 150,500 common shares at a price of $2.00 per share to a total of 35 investors. The Company raised a total of $201,500 in this offering.

On December 22, 2010 and December 27, 2010, 50,000 shares were issued to each of the two private investors for cash of $100,000 each.

NOTE 3 - PROPERTY AND EQUIPMENT:

Property and equipment is located at the Company's headquarters in the Philippines and is recorded at cost less accumulated depreciation. Depreciation and amortization is calculated using the straight-line method over the expected useful life of the asset, after the asset is placed in service. The Company generally uses the following depreciable lives for its major classifications of property and equipment:

Description	Useful Lives
Computer hardware	3-5 years
Computer software	3-5 years
Furniture and Office	7 years
Equipment	7 years

The company bought 3 heavy trucks and other mining equipment for $59,091 and $204,093, respectively as of December 31, 2010.  The company has not depreciated these fix assets as of December 31, 2010 since the assets were not put in service until 2011.

NOTE 4 - SHORT-TERM NOTES PAYABLE

The company signed a contract with Sichuan Dujiangyan Weida Company (“Weida”), Ltd on September 3, 2010 for equipment and services originally due by November 2010.  Weida gave the company an $860,000 credit line with interest at 4% per annum. Weida has the option to receive the consideration as stock at $2.00 USD per share, up to the amount Weida is owed. On November 30, 2010, the company and Weida signed an addendum to modify the delivery date to April 10, 2011. As of December 31, 2010, the Company has borrowed $199,169 against the line of credit for purchasing the equipment.

The company also owes $82,000 to an individual, due June 30, 2011 with interest at 5% with no collateral.

NOTE 5 - INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes where the deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for  financial and income tax purposes. During 2010, Oro East Mining incurred a net loss and therefore has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $382,187 and it will expire in 2041 An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

At December 31, 2010 and 2009, deferred tax asset consisted of $129,944 and $5,994 respectively with full valuation allowance for both the years.

NOTE 6 - RELATED PARTY TRANSACTIONS

The CEO of the company paid expenses on behalf of the company in the amount of $1,930, The balance is unsecured, non interest bearing and due on demand.

NOTE 7 - SUBSEQUENT EVENTS

On January 10, 2011, 85,000 shares are issued to a private investor at $2.00 per share for a total $170,000 cash.

On January 18, 2011, 25,000 shares are issued to a private investor at $2.00 per share for a total $50,000.00 cash.

On February 16, 2011, 15,000 shares are issued to a private investor at $2.00 per share for a total of $30,000.00 cash.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2010.

Management’s Annual Report on Internal Control over Financial Reporting

ORO EAST MINING, INC

REPORT OF MANAGEMENT

Management prepared, and is responsible for, the financial statements and the other information appearing in this annual report. The financial statements present fairly the Company’s financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In preparing its financial statements, the Company includes amounts that are based on estimates and judgments that Management believes are reasonable under the circumstances. The Company’s financial statements have been audited by MaloneBailey, LLP ,an independent registered public accounting firm appointed by the Company’s Board of Directors. Management has made available to MaloneBailey, LLP. all of the Company’s financial records and related data, as well as the minutes of the stockholders’ and Directors’ meetings.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fiscal year ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s officer and director:

Name	Position
Tian Q.Chen	Chairman of the board, CEO
Linda Chen	Director

Tian Qing Chen
Mr. Chen descends from a long family history of business conglomerate leaders. He was educated in East Asia, then he received his bachelor’s degree from Guang Dong University. He has been an entrepreneur in finance and real estate investments since the age of 19. Mr. Chen launched several successful real estate investment companies, and then moved into the world of finance, where he is currently the CEO of a mid-size global equities and investments firm. Mr. Chen has over 15 years of experience in finance and has since expanded his breadth to the mining industry, where he has worked with major family conglomerates throughout East Asia to learn the trade in gold, iron ore, silver, steel, and other precious and semi-precious metals. He has successfully acquired mines and deals in Singapore, Malaysia, the Republic of Philippines, the People’s Republic of China, and elsewhere across the Asian continent. Mr. Chen is currently the President and CEO of Mutual Gain Hong Kong Group Limited, a venture capital firm based in Hong Kong.

Linda Chen
Ms. Chen has been a director of the Company since June 2010.  She received her Master degree from Washington State University and has over 28 years experience in international trade and had launched several successful international trading companies. She has worked with major family conglomerates throughout East Asia to gain experience and knowledge on trade in gold, iron ore, silver, steel, and other precious and semi-precious metals. Ms. Chen has successfully achieved additional skills and knowledge mining industry and deals in Malaysia, the Republican of Philippines, the People’s Republic of China, and elsewhere across the Asian continent. She later expanded her experience and moved into the world of finance where she is currently the Vice President and Director of a mid-size global equities and investments firm. Linda Chen is currently resident in San Francisco Bay area since 1979.

(b)  Significant Employees.

As of the date hereof, the Company has no significant employees.

(c)   Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Audit Committee and Audit Committee Financial Expert

No board audit committee has been formed as of the filing of this Annual Report.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2010, all reports required to be filed were filed on a timely basis.

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

ITEM 11. EXECUTIVE COMPENSATION.

No current and past officer or director of the Company has received any compensation. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The stock is mainly owned by Oro East Mining, Inc.. There is not any party except the company owning more than 5% stock shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

There was no audit fees billed for the fiscal years ended December 31, 2010.

AUDIT-RELATED FEES

There was $3,275 review fees billed for the fiscal years ended December 31, 2010.

TAX FEES

There was no tax preparation fees billed for the fiscal years ended December 31, 2010.

ALL OTHER FEES

For the fiscal year ended 2010, the company incurred $24,435 SEC filing fee and $20,000 attorney fee.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2010, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption "All Other Fees", which are currently none, is compatible with maintaining the auditor's independence.

The board approved all fees described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of MaloneBailey, LLP Independent Registered Certified Public Accounting Firm

•	Balance Sheets as of December 31, 2010 and 2009

•	Statements of Operations for the years ended December 31, 2010 and 2009

•	Statements of Stockholders’ Deficit from the years ended December 31, 2010 and 2009 (audited)

•	Statement of Cash Flows for the years ended the years ended December 31, 2010 and 2009 (audited)

•	Notes to Financial Statements (audited)

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

Oro East Mining, Inc
(Registrant)

By	/s/ Tian Q.Chen
Tian Q.Chen
Chief Executive Officer

Date	April 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ Tian Q.Chen
Tian Q.Chen
Chief Executive Officer,

Date	April 15, 2011