Form 10-Q
period 2011-03-31
Oro East Mining, Inc.
filed 2011-05-23
CIK 1430174

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 27,358,500 shares of common stock, par value $.0001 per share, outstanding as of May 20, 2011.

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

Oro East Mining, Inc.
- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of March 31, 2011 and December 31, 2010	3

	Statements of Expenses for the three months ended March 31, 2011 and March 31, 2010 and for the Cumulative Period from Inception (February 15, 2008) to March 31, 2011	4

	Statements of Cash Flows for the three months ended March 31, 2011, March 31, 2010 and for the Cumulative Period from Inception (February 15, 2008) to March 31, 2011	5

	Notes to Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4T. Controls and Procedures		10

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	10

Item 1A	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	(Reserved and Removed)	11

Item 5.	Other Information	11

Item 6.	Exhibits	12

Signatures		13

ORO EAST MINING, INC.
(An ExplorationStage Company)
BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents,	$113,428	$126,355
Prepaid Expenses	1,423	1,423
Total Current Assets	114,851	127,778

NON CURRENT ASSETS
Fixed Assets	477,326	263,184
TOTAL ASSETS	$592,177	$390,962

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued liabilities	$7,628	$4,653
Accounts payable	105,036	70,922
Short term debt	281,169	281,169
Shareholder advances	34,743	1,930
TOTAL LIABILITIES	$428,576	$358,674

STOCKHOLDER’SDEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding		-
Common stock, $.0001 par value; 100,000,000 shares authorized; 27,225,500 and 5,000,000 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	2,723	2,710
Additional paid-in capital	666,405	416,418
Deficit accumulated during the development stage	(505,527)	(386,840)
Stock subscription receivable	-	-
TOTAL STOCKHOLDER’S DEFICIT	163,601	32,288
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$592,177	$390,962
See notes to unaudited financial statements.

ORO EAST MINING, INC.
(An Exploration Stage Company)
Statements of Expenses (Unaudited)
FOR THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	Three Months ended March 31,		February 15, 2008 (Inception) through March 31, 2011
	2011	2010
General and administrative	$118,687	$200	$505,527

Total Operating Expenses	118,687	200	505,527

Net Loss	$(118,687)	$(200)	$505,527

PER SHARE INFORMATION:
Basic and diluted, net loss per share	$(0.00)	$(0.00)

Basic and diluted, weighted average shares outstanding	27,203,222	5,000,000

See notes to unaudited financial statements.

ORO EAST MINING, INC.
An Exploration Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)
FOR THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	For the Three Months ended March 31, 2011		For the Three Months ended March 31, 2010	February 15, 2008 (Inception) through March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(118,687)		$(200)	$(505,527)
Adjustments to reconcile net loss to net cash used in operating activities.
Changes in operating assets and liabilities:
Prepaid expenses and other current assets				(1,423)
Increase (decrease) in accounts payable and accrued expenses	37,089		(4,442)	117,106
Net cash used in operating activities	(81,598)		(4,462)	(389,844)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(205,664)		-	(269,679)
Net cash provided by investing activities	(205,664	) )	-	(269,679)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	250,000		-	661,685
Borrowings on debt	-		-	82,000
Shareholder advances	24,335		4,462	29,266
Net cash provided by financing activities	274,335		-	772,951

NET(DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS	(12,927)
Cash and cash equivalents at beginning of period	126,355		-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$113,428		$-	$113,428

NON-CASH TRANSACTIONS
Debt forgiven by shareholders				7,443
Fixed asset purchased on short term debt				199,169
Fixed asset purchased on shareholder advances				8,478
See notes to unaudited financial statements.

ORO EAST MINING, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business:

Oro East Mining, Inc. (the “Company”) was incorporated in Delaware on February 15, 2008 for the purpose of raising capital that is intended to be used in connection with its business plan which may include a possible merger, acquisition or other business combination with an operating business.

On July 2, 2010, the Company changed its business plan to become an exploration and refining company for the mining of gold, copper, and other precious or industrial mineral deposits through the acquisition of certain rights in the Republic of the Philippines. On that date, the Company entered into an Assignment of Rights Agreement with Oro-East Mining Company LTD. Oro assigned to the Company certain rights and obligations with respect to the permitted mining claims described in the Rights Agreement. Pursuant to the Rights Agreement, the Company will assume the rights and obligations of Oro to explore, extract, refine and produce precious metals and other industrial deposits on the claims and earn fees with respect to such services. By entering into the Rights Agreement, the Company commenced business as an exploration, mining, refinery and production company. The Company intends to focus on extracting gold, silver, copper, iron ore and other industrial minerals to primarily meet the demands of Chinese Government and companies for the mined minerals.

On November 18th, 2010, Oro East Mining, Inc. invested $50,000 to establish Oro East Greentech Philippines Inc.(“Greentech”). Greentech is wholly owned by Oro East and will be in charge of the mining business in Philippines. The financial statement presented are the consolidated for Oro East Mining, Inc. and Oro East Greentech Philippines Inc.

The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding and share issuances.

(b)	Basis of Presentation

The accompanying Interim Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K Annual Report for the year ended December 31, 2010. The March 31, 2011 consolidated financial statements presented herein may not be indicative of the results of the Company for the year ending December 31, 2011.

(c)	Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a negative deficit accumulated during the development stage of $505,527 and has negative working capital of $313,725 at March 31, 2011. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE 2   - RELATED PARTY TRANSACTIONS

The CEO of the company has paid expenses on behalf of the company totaling $34,743. The balance is unsecured, non interest bearing and due on demand.

NOTE 3   - EQUITY

 On January10, 2011, the company completed a private offering of its common shares and sold a total of 85,000 common shares at a price of $2.00 per share. The Company raised a total of $170,000 in this offering.

On January 18, 2011, the company completed a private offering of its common shares and sold a total of 25,000 common shares at a price of $2.00 per share. The Company raised a total of $50,000 in this offering.

On February 16, 2011, the company completed a private offering of its common shares and sold a total of 15,000 common shares at a price of $2.00 per share. The Company raised a total of $30,000 in this offering.

NOTE 4   - CAPITALIZATION OF ROAD IMPROVEMENT

During the first three months of 2011, Oro East built roads in the Philippines to facilitate the exploration of mining properties.  The roads were built without a signed property lease and the Company considers these as reasonable exploration expense and has capitalized the total road cost of $214,144. Since, the business operations have not commenced as of March 31, 2011 no depreciation is recognized.

NOTE 5   - SUBSEQUENT EVENT

Subsequent to March 31, 2011, the company sold 133,000 common shares at a price of $2.00 per share to various people, for total proceeds of $266,000.

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

Results of Operations

For the three months ending March 31, 2011, the Company had no revenues and incurred general and administrative expenses of $118,687, compared to no revenues and general and administrative expenses of $200 for the corresponding period of 2010.

 Liquidity and Capital Resources

As of March 31, 2011, the Company had current assets equal to $114,851 and had current liabilities of $428,576.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative three months ended March 31, 2011

Operating activities	$(81,598)
Investing activities	(205,664)
Financing activities	$274,335

Net effect on cash	$(12,927)

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

ITEM 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are ineffective because of the identification of a material weakness in our internal control over financial reporting which is identified in our Management's Report on Internal Control Over Financial Reporting included with our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the first quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

 On January10, 2011, the company completed a private offering of its common shares and sold a total of 85,000 common shares at a price of $2.00 per share. The Company raised a total of $170,000 in this offering.

On January 18, 2011, the company completed a private offering of its common shares and sold a total of 25,000 common shares at a price of $2.00 per share. The Company raised a total of $50,000 in this offering.

On February 16, 2011, the company completed a private offering of its common shares and sold a total of 15,000 common shares at a price of $2.00 per share. The Company raised a total of $30,000 in this offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2011
ORO EAST MINING, INC.

By:	/s/ Tian Q Chen
Tian Q Chen
Chief Executive Officer