Form 10-Q
period 2011-06-30
Oro East Mining, Inc.
filed 2011-08-12
CIK 1430174

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 27,415,000 shares of common stock, par value $.0001 per share, outstanding as of August 12, 2011.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

Oro East Mining, Inc.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of June 30, 2011 and December 31, 2010	3

	Statements of Expenses for the six months ended June 30, 2011 and June 30, 2011 and for the Cumulative Period from Inception (February 15, 2008) to June 30, 2011	4

	Statements of Cash Flows for the six months ended June 30, 2011, June 30, 2011 and for the Cumulative Period from Inception (February 15, 2008) to June 30, 2011	5

	Notes to Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4T.	Controls and Procedures	9

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	9

Item 1A	Risk Factors	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	(Reserved and Removed)	10

Item 5.	Other Information	10

Item 6.	Exhibits	11

Signatures		12

ORO EAST MINING, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2011	2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents,	$127,375	$126,355
Prepaid Expenses	1,423	1,423
Total Current Assets	128,798	127,778

NON CURRENT ASSETS
Fixed Assets	819,159	263,184
TOTAL ASSETS	$947,957	$390,962

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued liabilities	$10,800	$4,653
Accounts payable	102,696	70,922
Short term debt	286,170	281,169
Shareholder advances	116,919	1,930
TOTAL LIABILITIES	$516,585	$358,674

STOCKHOLDER’SDEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding		-
Common stock, $.0001 par value; 100,000,000 shares authorized; 27,415,000 and 5,000,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	2,742	2,710
Additional paid-in capital	1,045,387	416,418
Deficit accumulated during the development stage	(616,757)	(386,840)

TOTAL STOCKHOLDER’S DEFICIT	431,372	32,288
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$947,957	$390,962

See notes to unaudited financial statements.

ORO EAST MINING, INC.
(An Exploration Stage Company)
Statements of Expenses (Unaudited)
FOR SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	Three months ended June 30,		Six months ended June 30,		February 15, 2008 (Inception) through
	2011	2010	2011	2010	June 30, 2011
General and administrative	$104,861	$3,990	$219,559	$4,190	$597,336

Total Operating Expenses	(104,861)	(3,990)	(219,559)	(4,190)	(597,336)
Interest Income	76	-	159	-	159
Interest Expense	(3,172)	-	(6,148)	-	(10,801)
Other Expenses	(3,273)	-	(4,369)	-	(8,779)
Total Expenses	(111,230)	-	(229,917)	-	(616,757)
Net Loss	$(111,230)	(3,990)	$(229,917)	$(4,190)	$(616,757)

PER SHARE INFORMATION:
Basic and diluted, net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Basic and diluted, weighted average shares outstanding	27,299,590	6,582,778	27,271,464	5,791,389

See notes to unaudited financial statements.

ORO EAST MINING, INC.
An Exploration Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)
FOR SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	For the Six Months ended June 30, 2011	For the Six Months ended June 30, 2010	February 15, 2008 (Inception) through June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(229,917)	$(4,190)	$(616,757)
Adjustments to reconcile net loss to net cash used in operating activities.
Changes in operating assets and liabilities:
Prepaid expenses and other current assets			(1,423)
Increase (decrease) in accounts payable and accrued expenses	37,291	(452)	117,938
Net cash used in operating activities	(191,996)	(4, 642)	(500,242)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(547,497)	-	(611,512)
Net cash used in investing activities	(547,947)	-	(611,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	629,001	-	1,040,686
Borrowings on debt	5001	-	87,001
Shareholder advances	106,511	4,462	111,442
Net cash provided by financing activities	740,513	-	1,239,129

NET(DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS	1,020		127,375
Cash and cash equivalents at beginning of period	126,355	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$127,375	$-	$127,375

NON-CASH TRANSACTIONS
Debt forgiven by shareholders			7,443
Fixed asset purchased on short term debt			199,169
Fixed asset purchased on shareholder advances	8,478		8,478

See notes to unaudited financial statements.

ORO EAST MINING, INC.
(An Exploration Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2011

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Organization and Business:

Oro East Mining, Inc. (“Oro” or the “Company”) was incorporated in Delaware on February 15, 2008 for the purpose of raising capital that is intended to be used in connection with its business plan which may include a possible merger, acquisition or other business combination with an operating business.

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

(b) Basis of Presentation

The accompanying Interim Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K Annual Report for the year ended December 31, 2010. The June 30, 2011 consolidated financial statements presented herein may not be indicative of the results of the Company for the year ending December 31, 2011.

(c) Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a negative deficit accumulated during the development stage of $616,757 and has negative working capital of $387,787 at June 30, 2011. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE 2 - RELATED PARTY TRANSACTIONS

The CEO of the company has paid expenses on behalf of the company totaling $116,919. The balance is unsecured, non interest bearing and due on demand.

NOTE 3 - EQUITY

On January10, 2011, the company completed a private offering of its common shares and sold a total of 85,000 common shares at a price of $2.00 per share. The Company raised a total of $170,000 in this offering.

On January 18, 2011, the company sold 25,000 common shares at $2.00 per share for $50,000.

On February 16, 2011, the company sold 15,000 common shares at $2.00 per share for $30,000.

On March 12, 2011, the company sold 10,000 common shares at $2.00 per share for $20,000.

On March 31, 2011, the company sold 5,000 common shares at $2.00 per share for $10,000.

On April 22, 2011, the company sold 75,000 common shares at $2.00 per share for $140,000.

On April 27, 2011, the company sold 5,000 common shares at $2.00 per share for $10,000.

On May 4, 2011, the company sold 40,000 common shares at $2.00 per share for $80,000.

On May 12, 2011, the company sold 3,000 common shares at $2.00 per share for $6,000.

On May 16, 2011, the company sold 16,500 common shares at $2.00 per share for $33,000.

On June 6, 2011, the company sold 10,000 common shares at $2.00 per share for $20,000.

On June 23, 2011, the company sold 30,000 common shares at $2.00 per share for $60,000.

NOTE 4   - CAPITALIZATION OF ROAD IMPROVEMENT

During the first six months of 2011, Oro East built roads in the Philippines to facilitate the exploration of mining properties.  The roads were built without a signed property lease and the Company considers these as reasonable exploration expense and has capitalized the total road cost of $555,975. Since, the business operations have not commenced as of June 30, 2011 no depreciation is recognized.

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

Results of Operations

For the six months ending June 30, 2011, the Company had no revenues and incurred general and administrative expenses of $219,559, compared to no revenues and general and administrative expenses of $4,190 for the corresponding period of 2010.

 Liquidity and Capital Resources

As of June 30, 2011, the Company had current assets equal to $128,798 and had current liabilities of $516,585.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative six months ended June 30, 2011

Operating activities	$(191,996)
Investing activities	(547,497)
Financing activities	$740,513

Net effect on cash	$1,020

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

ITEM 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are ineffective because of the identification of a material weakness in our internal control over financial reporting which is identified in our Management's Report on Internal Control Over Financial Reporting included with our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which we view as an integral part of our disclosure controls and procedures.

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

On March 12, 2011, the company completed a private offering of its common shares and sold a total of 10,000 common shares at a price of $2.00 per share. The Company raised a total of $20,000 in this offering

On March 31, 2011, the company completed a private offering of its common shares and sold a total of 5,000 common shares at a price of $2.00 per share. The Company raised a total of $10,000 in this offering

On April 22, 2011, the company completed a private offering of its common shares and sold a total of 75,000 common shares at a price of $2.00 per share. The Company raised a total of $140,000 in this offering

On April 27, 2011, the company completed a private offering of its common shares and sold a total of 5,000 common shares at a price of $2.00 per share. The Company raised a total of $10,000 in this offering.

On May 4, 2011, the company completed a private offering of its common shares and sold a total of 40,000 common shares at a price of $2.00 per share. The Company raised a total of $80,000 in this offering

On May 12, 2011, the company completed a private offering of its common shares and sold a total of 3,000 common shares at a price of $2.00 per share. The Company raised a total of $6,000 in this offering.

On May 16, 2011, the company completed a private offering of its common shares and sold a total of 16,500 common shares at a price of $2.00 per share. The Company raised a total of $33,000 in this offering.

On June 6, 2011, the company completed a private offering of its common shares and sold a total of 10,000 common shares at a price of $2.00 per share. The Company raised a total of $20,000 in this offering.

On June 23, 2011, the company completed a private offering of its common shares and sold a total of 30,000 common shares at a price of $2.00 per share. The Company raised a total of $60,000 in this offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description
31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2011
ORO EAST MINING, INC.

By:	/s/ Tian Q Chen
Tian Q Chen
Chief Executive Officer