Form 10-Q
period 2011-09-30
Oro East Mining, Inc.
filed 2011-11-16
CIK 1430174

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
☒ Yes    No ☐

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 27,630,000 shares of common stock, par value $.0001 per share, outstanding as of November 12, 2011.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

Oro East Mining, Inc.

- TABLE OF CONTENTS-

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):	3

	Balance Sheets as of September 30, 2011 and December 31, 2010	3

	Statements of Expenses for the nine months ended September 30, 2011 and September 30, 2010 and for the Cumulative Period from Inception (February 15, 2008) to September 30, 2011	4

	Statements of Cash Flows for the nine months ended September 30, 2011, September 30, 2010 and for the Cumulative Period from Inception (February 15, 2008) to September 30, 2011	5

	Notes to Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4T.	Controls and Procedures	10

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	11

Item 1A	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	12

Item 4.	(Reserved and Removed)	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures		13

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
ORO EAST MINING, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2011	2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents,	$347,485	$126,355
Prepaid Expenses	192	1,423
Total Current Assets	347,677	127,778

NON CURRENT ASSETS
Fixed Assets	904,885	263,184
TOTAL ASSETS	$1,252,562	$390,962

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued liabilities	$13,893	$4,653
Accounts payable	119,023	70,922
Short term debt	281,169	281,169
Shareholder advances	145,900	1,930
TOTAL LIABILITIES	$559,985	$358,674

STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding		-
Common stock, $.0001 par value; 100,000,000 shares authorized; 27,630,000 and 27,100,500 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	2,763	2,710
Additional paid-in capital	1,475,365	416,418
Deficit accumulated during the development stage	(785,551)	(386,840)

TOTAL STOCKHOLDERS’ EQUITY	692,577	32,288
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,252,562	$390,962

See notes to unaudited financial statements.

ORO EAST MINING, INC.
(An Exploration Stage Company)
Statements of Expenses (Unaudited)
FOR NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	Three months ended September 30,		Nine months ended September 30,		February 15,2008(Inception)through
	2011	2010	2011	2010	September 30, 2011
General and administrative	$224,281	$204,839	$443,797	$208,829	$821,574

Total Operating Expenses	(224,281)	(204,839)	(443,797)	(208,829)	(821,574)
Interest Income	58	-	217	-	217
Interest Expense	(3,093)	-	(9,241)	-	(13,894)
Other Expenses	58,522	-	54,110	-	49,700
Total Expenses	(168,794)	(204,839)	(398,711)	(208,829)	(785,551)
Net Loss	$(168,794)	(204,839)	$(398,711)	$(208,829)	$(785,551)

PER SHARE INFORMATION:
Basic and diluted, net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Basic and diluted, weighted average shares outstanding	27,240,886	26,990,685	27,342,038	12,965,542

See notes to unaudited financial statements.

ORO EAST MINING, INC.
An Exploration Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)
FOR NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	For the Nine months ended September 30, 2011	For the Nine months ended September 30, 2010 (Restated)	February 15, 2008 (Inception) through September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(398,711)	$(208,829)	$(785,551)
Adjustments to reconcile net loss to net cash used in operating activities.
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,231	(1,423)	(192)
Increase (decrease) in accounts payable and accrued expenses	57,341	77,036	137,358
Net cash used in operating activities	(340,139)	(133,216)	(648,385)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(525,625)	(4,923)	(589,640)
Net cash used in investing activities	(525,625)	(4,923)	(589,640)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,059,000	203,685	1,470,685
Borrowings on debt	-	82,000	82,000
Shareholder advances	27,894	(27)	32,825
Net cash provided by financing activities	1,086,894	285,658	1,585,510

NNET(DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS	221,130	147,519	347,485
Cash and cash equivalents at beginning of period	126,355	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$347,485	$147,519	$347,485

NON-CASH TRANSACTIONS
Debt forgiven by shateholders			7,443
Fixed assets purchased on short term debt			199,169
Fixed assets purchased on shareholder advances	116,076		116,076

See notes to unaudited financial statements.

ORO EAST MINING, INC.
(An Exploration Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2011

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

(b) Basis of Presentation

The accompanying Interim Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K Annual Report for the year ended December 31, 2010. The September 30, 2011 consolidated financial statements presented herein may not be indicative of the results of the Company for the year ending December 31, 2011.

(c) Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a negative deficit accumulated during the development stage of $785,551 and has negative working capital of $212,308 at September 30, 2011. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE 2 - RELATED PARTY TRANSACTIONS

The CEO of the company has paid expenses on behalf of the company totaling $145,900. The balance is unsecured, non interest bearing and due on demand.

NOTE 3 - EQUITY

During the 9 months ended September 30, 2011, the Company sold 529,500 shares at $2 per share for $1,059,000.

NOTE 4 - CAPITALIZATION OF ROAD IMPROVEMENT

During the first nine months of 2011, Oro East built roads in the Philippines to facilitate the exploration of mining properties.  The roads were built without a signed property lease and the Company considers these as reasonable exploration expense and has capitalized the total road cost of $641,701. Since, the business operations have not commenced as of September 30, 2011 no depreciation is recognized.

NOTE 5 - SUBSEQUENT EVENTS

On October 6, 2011, company issued 50,000 at $2 per share for $100,000.

NOTE 6 - RESTATEMENTS

In connection with our review of the financial statements of Oro East Mining, Inc for the quarter ended September 30, 2011, we identified a clerical error in statement of expenses for the three and nine months ended September 30, 2010 and statement of cash flows for the nine months ended September 30, 2010.

The effects of the restatement on reported amounts for the quarter ended September 30, 2010 are presented below in the following tables:

	Statement of Expenses
	Three months ended September 30, 2010
	As Reported	Adjustments	As Restated
General and Administrative	213,752	(8,913)	204,839
Net operating expenses	213,752	(8,913)	204,839

Net Loss	$(213,752)	$8,913	$(204,839)

Net Loss per share:
Basic and Diluted	$(0.01)	$-	$(0.01)
Weighted average common shares outstanding:
Basic and Diluted	26,850,000		26,990,685

	Statement of Expenses
	Nine months ended September 30, 2010
	As Reported	Adjustments	As Restated
General and Administrative	217,742	(8,913)	208,829
Net operating expenses	217,742	(8,913)	208,829

Net Loss	$(217,742)	$8,913	$(208,829)

Net Loss per share:
Basic and Diluted	$(0.01)	$-	$(0.02)
Weighted average common shares outstanding:
Basic and Diluted	26,850,000		12,965,542

	Statement of Cash flows
	Nine months ended September 30, 2010
	As Reported	Adjustments	As Restated
Cash flows from Operating Activities:
Net(loss)	$(138,748)	$(70,081)	$(208,829)
Prepaid expenses and other current assets	-	(1,423)	(1,423)
Increase(decrease) in accounts payable	(452)	77,488	77,036
Net cash used in operating activities	(139,200)	5,984	(133,216)

Cash flows from investing activities:
Purchase of fixed assets	-	(4,923)	(4,923)
Net cash used in investing activities	-	(4,923)	(4,923)

Cash flows from financing activities:
Proceeds from issuance of common stock
Shareholder advances	86,642	(4,669)	81,973
Capital Stock	201,500	2,185	203,685
Net cash provided by financing activities	288,142	(2,484)	285,658

Net increase(decrease) in cash and cash equivalents	-	(1,423)	147,519
Cash and cash equivalents at beginning of period	-	-	-
Cash and cash equivalents at end of period	$148,942	(1,423)	$147,519

Noncash investing and financing activities:
Debt forgiven by shareholders	-	7,443	7,443
Proceeds from the issuance of common stock	2,385	(2,385)	-
Cancellation of common shares	(350)	350	-
Additional paid-in capital	350	(350)	-
Stock subscription receivable	(2,385)	2,385	-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

For the nine months ending September 30, 2011, the Company had no revenues and incurred general and administrative expenses of $443,797, compared to no revenues and general and administrative expenses of $217,742 for the corresponding period of 2010.

 Liquidity and Capital Resources

As of September 30, 2011, the Company had current assets equal to $347,677 and had current liabilities of $559,985.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative nine months ended September 30, 2011

Operating activities	$(340,139)
Investing activities	(525,625)
Financing activities	$1,086,894

Net effect on cash	$221,130

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are ineffective because of the identification of a material weakness in our internal control over financial reporting which is identified in our Management's Report on Internal Control Over Financial Reporting included with our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the first quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

To the best knowledge of the sole officer and sole director, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

On July 6, 2011, the company completed a private offering of its common shares and sold a total of 40,000 common shares at a price of $2.00 per share. The Company raised a total of $80,000 in this offering.

On August 24, 2011, the company completed a private offering of its common shares and sold a total of 4,000 common shares at a price of $2.00 per share. The Company raised a total of $8,000 in this offering.

On August 25, 2011, the company completed a private offering of its common shares and sold a total of 2,500 common shares at a price of $2.00 per share. The Company raised a total of $5,000 in this offering.

On August 26, 2011, the company completed a private offering of its common shares and sold a total of 2,500 common shares at a price of $2.00 per share. The Company raised a total of $5,000 in this offering.

On August 26, 2011, the company completed a private offering of its common shares and sold a total of 5,000 common shares at a price of $2.00 per share. The Company raised a total of $10,000 in this offering.

On August 29, 2011, the company completed a private offering of its common shares and sold a total of 1,000 common shares at a price of $2.00 per share. The Company raised a total of $2,000 in this offering.

On August 29, 2011, the company completed a private offering of its common shares and sold a total of 5,000 common shares at a price of $2.00 per share. The Company raised a total of $10,000 in this offering.

On August 30, 2011, the company completed a private offering of its common shares and sold a total of 1,000 common shares at a price of $2.00 per share. The Company raised a total of $2,000 in this offering.

On September 8, 2011, the company completed a private offering of its common shares and sold a total of 2,000 common shares at a price of $2.00 per share. The Company raised a total of $4,000 in this offering.

On September 18, 2011,  the company completed a private offering of its common shares and sold a total of 200,000 common shares at a price of $2.00 per share. The buyer, Link Harvest Green Resources Limited paid $300,000 on September 19, 2011 and for the $100,000 was paid on Oct 6, 2011.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 2011
ORO EAST MINING, INC.

By:	/s/ Tian Q Chen
Tian Q Chen
Chief Executive Officer