Form 10-Q/A
period 2011-03-31
Oro East Mining, Inc.
filed 2012-01-05
CIK 1430174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 27,916,440 shares of common stock, par value $.0001 per share, outstanding as of  January 4, 2012

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

Oro East Mining, Inc.
- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of March 31, 2011 and December 31, 2010	3

	Statements of Expenses for the three months ended March 31, 2011 and March 31, 2010 and for the Cumulative Period from Inception (February 15, 2008) to March 31, 2011	4

	Statements of Cash Flows for the three months ended March 31, 2011, March 31, 2010 and for the Cumulative Period from Inception (February 15, 2008) to March 31, 2011	5

	Notes to Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4T.	Controls and Procedes

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	14

Item 1A	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	(Reserved and Removed)	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		15

ORO EAST MINING, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents,	$159,056	$126,355
Prepaid Expenses	1,423	1,423
Total Current Assets	160,479	127,778

NON CURRENT ASSETS
Fixed Assets (net of depreciation of $9,400)	253,784	263,184
TOTAL ASSETS	$414,263	$390,962

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued liabilities	$7,628	$4,653
Accounts payable	105,036	70,922
Short term debt	281,169	281,169
Shareholder advances	34,743	1,930
TOTAL LIABILITIES	$428,576	$358,674

STOCKHOLDER’S EQUITY / DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding		-
Common stock, $.0001 par value; 100,000,000 shares authorized; 27,225,500 and 5,000,000 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	2,723	2,710
Additional paid-in capital	722,655	416,418
Deficit accumulated during the development stage	(739,691)	(386,840)

TOTAL STOCKHOLDER’S EQUITY / (DEFICIT)	(14,313)	32,288
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$414,263	$390,962

See notes to unaudited financial statements.

ORO EAST MINING, INC.
(An Exploration Stage Company)
Statements of Expenses (Unaudited)
FOR THREE MONTHS ENDED MARCH 31, 2011 AND 2010

			February 15,
			2008
	Three Months ended		(Inception)
	March 31,		through
	2011	2010	March 31, 2011
Expenses:	(Restated)		(Restated)
Exploration costs	$214,142	$-	$214,142
General and administrative	170,948	200	548,725
Depreciation expense	9,400	-	9,400

Total Operating Expenses	(394,490)	200	(772,267)
Interest income	83	-	83
Interest expense	(2,976)	-	(7,629)
Foreign exchange gain/(loss)	44,532	-	40,122
Total other income/(expense)	41,639		23,176
Net Loss	$(352,851)	$(200)	$(739,691)

PER SHARE INFORMATION:
Basic and diluted, net loss per share	$(0.01)	$(0.00)

Basic and diluted, weighted average shares outstanding	27,203,222	5,000,000

See notes to unaudited financial statements.

ORO EAST MINING, INC.
An Exploration Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)
FOR THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	For the Three Months ended March 31, 2011	For the Three Months ended March 31, 2010	February 15, 2008 (Inception) through March 31, 2011
	(Restated)		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(352,851)	$(200)	$(739,691)
Adjustments to reconcile net loss to net cash used in operating activities.
Shares issued for services	56,250	-	56,250
Depreciation expense	9,400	-	9,400
Changes in operating assets and liabilities:
Prepaid expenses and other current assets			(1,423)
Increase (decrease) in accounts payable and accrued expenses	37,089	(4,442)	117,106
Net cash used in operating activities	(250,112)	(4,462)	(558,358)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(64,015)
Net cash provided by investing activities	-	-	(64,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	250,000	-	661,685
Borrowings on debt	-	-	82,000
Shareholder advances	32,813	4,462	37,744
Net cash provided by financing activities	282,813	-	781,429

NET(DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS	32,701		159,056
Cash and cash equivalents at beginning of period	126,355	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$159,056	$-	$159,056

NON-CASH TRANSACTIONS
Debt forgiven by shareholders			7,443
Fixed asset purchased on short term debt			199,169
Fixed asset purchased on shareholder advances			8,478

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

(d)	Exploration Costs

Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified. To date Oro East Mining, Inc. has not established any proven or probable reserves on its mineral properties.

NOTE 2  - RELATED PARTY TRANSACTIONS

The CEO of the company has paid expenses on behalf of the company totaling $34,743. The balance is unsecured, non interest bearing and due on demand.

NOTE 3  - RESTATEMENTS

During November 2011, we discovered some errors in our financial statements , including (a) capitalized road costs that should have been expensed ($214,142), (b) foreign currency gain not previously recognized ($45,628), (c) depreciation not taken on trucks ($9,400), and (d) failure to previously record $56,250 in share based compensation for strategic and marketing services.  The effects of these restatement on reported amounts for the three months ended March 31, 2011 are presented below in the following tables:

	Balance Sheet
	As of March 31, 2011
	As Reported	Adjustments	Restated

ASSETS
CURRENT ASSETS:
Cash	$113,428	45,628	$159,056
Prepaid Expenses	1,423	-	1,423
Total Current Assets	114,851		160,479

Property, Plant and Equipment (net of depreciation of $9,400)	477,326	(223,542)	253,784
Other Assets	-		-

TOTAL ASSETS	$592,177		$414,263

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

TOTAL LIABILITIES	$428,576		$428,576

Commitments and Contingencies

STOCKHOLDERS' (DEFICIT):
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding at
March 31, 2011 and December 31, 2010	-		-
Common stock, $.0001 par value; 100,000,000 shares authorized;
27,225,500 and 5,000,000 shares issued and outstanding at
March 31, 2011 and December 31, 2010	2,723		2,723
Additional paid-in capital	666,405	56,250	722,655
Deficit accumulated during the development stage	(505,527)	(234,164)	(739,691)
Total Stockholders' (Deficit)	163,601		(14,313)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$592,177		$414,263

	Statement of expenses
	For three months ended March 31, 2011
	As Reported	Adjustments	Restated

Operating Expenses:
Exploration cost	$-	214,142	$214,142
General and administrative expenses	118,687	52,261	170,948
Depreciation expense	-	9,400	9,400

Total operating expenses	118,687		394,490

Loss from Operations	$(118,687)		$(394,490)

Other Income/(Expense)
Foreign exchange gain/(loss)	-	44,532	44,532
Interest expense	-	(2,976)	(2,976)
Interest income	-	83	83
Total Other Income (Expense)	-		41,639

Net (Loss)	$(118,687)		$(352,851)

Net (Loss) Per Share:
Basic and Diluted	$(0.00)		$(0.01)

Weighted Average Shares Outstanding
Basic and Diluted	27,203,222		27,203,222

	Statement of cash flows
	For three months ended March 31, 2011
	As Reported	Adjustments	Restated

Cash flows from Operating Activities:
Net(loss)	$(118,687)	(234,164)	$(352,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	-	56,250	56,250
Depreciation expense	-	9,400	9,400
Changes in operating assets and liabilities:
Prepaid expenses and other current assets			-
Increase(decrease) in accounts payable	37,089		37,089
Net cash used in operating activities	(81,598)		(250,112)

Cash flows from investing activities:
Purchase of fixed assets	(205,664)	205,664	-
Net cash used in investing activities	(205,664)		-

Cash flows from financing activities:
Proceeds from issuance of common stock	250,000		250,000
shareholder advances	-		-
Capital Stock	24,335	8,478	32,813
Net cash provided by financing activities	274,335		282,813

Net increase in cash and cash equivalents	(12,927)		32,701
Cash and cash equivalents at beginning of period	126,355		126,355
Cash and cash equivalents at end of period	$113,428		$159,056

	Statement of cash flows
	From February 15, 2008 (inception) through March 31, 2011
	As Reported	Adjustments	Restated

Cash flows from Operating Activities:
Net(loss)	$(505,527)	(234,164)	$(739,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	-	56,250	56,250
Depreciation expense	-	9,400	9,400
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,423)		(1,423)
Increase(decrease) in accounts payable	117,106		117,106
Net cash used in operating activities	(389,844)		(558,358)

Cash flows from investing activities:
Purchase of fixed assets	(269,679)	205,664	(64,015)

Cash flows from financing activities:
Proceeds from issuance of common stock	661,685		661,685
Shareholder advances	82,000		82,000
Capital Stock	29,266	8,478	37,744
Net cash provided by financing activities	772,951		781,429

Net increase in cash and cash equivalents	113,428		159,056
Cash and cash equivalents at beginning of period	-		-
Cash and cash equivalents at end of period	$113,428		$159,056

Noncash investing and financing activities:
Debt forgiven by shareholders	7,443		7,443
Fixed assets purchased on short term debt	199,169		199,169

NOTE 4  - EQUITY

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

NOTE 5  - CAPITALIZATION OF ROAD IMPROVEMENT

During the first three months of 2011, Oro East built roads in the Philippines to facilitate the exploration of mining properties.  The Company considers these as reasonable exploration expense and has expensed the total road costs to date of $214,142.

NOTE 6  - SUBSEQUENT EVENT

Subsequent to March 31, 2011, the company sold 133,000 common shares at $2.00 per share to various people, for $266,000.

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

Results of Operations

For the three months ending March 31, 2011, the Company had no revenues and incurred exploration costs of $214,142and general and administrative expenses of $170,948, compared to no revenues and general and administrative expenses of $200 for the corresponding period of 2010.

 Liquidity and Capital Resources

As of March 31, 2011, the Company had current assets equal to $160,479 and had current liabilities of $428,576.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative three months ended March 31, 2011

Operating activities	$(250,112)
Investing activities	(-)
Financing activities	$282,813

Net effect on cash	$(32,701)

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

Dated: January 4, 2012
ORO EAST MINING, INC.

By:	/s/ Tian Q Chen
Tian Q Chen
Chief Executive Officer