Form 10-Q/A
period 2011-06-30
Oro East Mining, Inc.
filed 2012-01-05
CIK 1430174

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 27,916,440 shares of common stock, par value $.0001 per share, outstanding as of  January 4, 2012.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

Oro East Mining, Inc.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of June 30, 2011 and December 31, 2010	3

	Statements of Expenses for the six months ended June 30, 2011 and June 30, 2011 and for the Cumulative Period from Inception (February 15, 2008) to June 30, 2011	4

	Statements of Cash Flows for the six months ended June 30, 2011, June 30, 2011 and for the Cumulative Period from Inception (February 15, 2008) to June 30, 2011	5

	Notes to Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T.	Controls and Procedures	14

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	14

Item 1A	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	(Reserved and Removed)	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

Signatures		17

ORO EAST MINING, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2011	2010
	(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents,	$177,375	$126,355
Prepaid Expenses	1,423	1,423
Total Current Assets	178,798	127,778

NON CURRENT ASSETS
Fixed Assets (net of depreciation of $18,800)	244,384	263,184
TOTAL ASSETS	$423,182	$390,962

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued liabilities	$10,800	$4,653
Accounts payable	102,696	70,922
Short term debt	286,170	281,169
Shareholder advances	116,919	1,930
TOTAL LIABILITIES	$516,585	$358,674

STOCKHOLDER’S EQUITY / DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding		-
Common stock, $.0001 par value; 100,000,000 shares authorized; 27,415,000 and 5,000,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	2,742	2,710
Additional paid-in capital	1,163,997	416,418
Deficit accumulated during the development stage	(1,260,142)	(386,840)

TOTAL STOCKHOLDER’S EQUITY / (DEFICIT)	(93,403)	32,288
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$423,182	$390,962

See notes to unaudited financial statements.

ORO EAST MINING, INC.
(An Exploration Stage Company)
Statements of Expenses (Unaudited)
FOR SIX MONTHS ENDED JUNE 30, 2011 AND 2010

					February 15, 2008
	Three months ended		Six monts ended		(Inception)
	June 30,		June 30,		through
	2011	2010	2011	2010	June 30, 2011
	(Restated)		(Restated)		(Restated)
Expenses:
Exploration costs	$341,833	$-	$555,975	$-	$555,975
General and administrative	167,221	3,990	338,169	4,190	715,946
Depreciation expense	9,400	-	18,800	-	18,800
Total Operating Expenses	(518,454)	(3,990)	(912,944)	(4,190)	(1,290,721)
Interest Income	76	-	159	-	159
Interest Expense	(3,172)	-	(6,148)	-	(10,801)
Foreign exchange gain/(loss)	1,099	-	45,631	-	41,221
Total other income/(expense)	(1,997)	-	39,642	-	30,579
Net Loss	$(520,451)	$(3,990)	$(873,302)	$(4,190)	$(1,260,142)

PER SHARE INFORMATION:
Basic and diluted, net loss per share	$(0.02)	$(0.00)	$(0.03)	$(0.00)

Basic and diluted, weighted average shares outstanding	27,299,590	6,582,778	27,271,464	5,791,389

See notes to unaudited financial statements.

ORO EAST MINING, INC.
An Exploration Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)
FOR SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	For the Six Months ended June 30, 2011	For the Six Months ended June 30, 2010	February 15, 2008 (Inception) through June 30, 2011
	Restated		Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(873,302)	$(4,190)	$(1,260,142)
Adjustments to reconcile net loss to net cash used in operating activities.
Shares issued for services	118,610	-	118,610
Depreciation expense	18,800	-	18,800
Changes in operating assets and liabilities:
Prepaid expenses and other current assets			(1,423)
Increase (decrease) in accounts payable and accrued expenses	37,921	(452)	117,938
Net cash used in operating activities	(697,971)	(4,642)	(1,006,217)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(64,015)
Net cash used in investing activities	-	-	(64,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	629,001	-	1,040,686
Borrowings on debt	5001	-	87,001
Shareholder advances	114,989	4,642	119,920
Net cash provided by financing activities	748,991	4,642	1,247,607

NET(DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS	51,020		177,375
Cash and cash equivalents at beginning of period	126,355	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$177,375	$-	$177,375

NON-CASH TRANSACTIONS
Debt forgiven by shareholders			7,443
Fixed asset purchased on short term debt			199,169

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

NOTE 3   - RESTATEMENT

During November 2011, we discovered some errors in our financial statements , including (a) capitalized road costs that should have been expensed ($555,975), (b) foreign currency gain not previously recognized ($50,000), (c) depreciation not taken on trucks ($18,800), and (d) failure to previously record $118,610 in share based compensation for strategic and marketing services  The effects of these restatement on reported amounts for the six months ended June 30, 2011 are presented below in the following tables:

	Balance sheets
	As of June 30, 2011
	As Reported	Adjustments	Restated

ASSETS
CURRENT ASSETS:
Cash	$127,375	50,000	$177,375
Prepaid Expenses	1,423	-	1,423
Total Current Assets	128,798		178,798

Property, Plant and Equipment (net of depreciation of $18,800)	819,159	(574,775)	244,384
Other Assets	-

TOTAL ASSETS	$947,957		$423,182

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

TOTAL LIABILITIES	$516,585		$516,585

Commitments and Contingencies

STOCKHOLDERS' (DEFICIT):
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding at
June 30, 2011 and December 31, 2010	-		-
Common stock, $.0001 par value; 100,000,000 shares authorized;
27,415,500 and 5,000,000 shares issued and outstanding at
June 30, 2011 and December 31, 2010	2,742		2,742
Additional paid-in capital	1,045,387	118,610	1,163,997
Deficit accumulated during the development stage	(616,757)	(643,385)	(1,260,142)
Total Stockholders' (Deficit)	431,372		(93,403)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$947,957		$423,182

	Statement of expenses
	For three months ended June 30, 2011
	As Reported	Adjustments	Restated

Operating Expenses:
Exploration cost	$-	341,833	$341,833
General and administrative expenses	104,861	62,360	167,221
Depreciation expense	-	9,400	9,400

Total operating expenses	104,861		518,454

Loss from Operations	$(104,861)		$(518,454)

Other Income/(Expense)
Foreign exchange gain/(loss)	(3,273)	4,372	1,099
Interest expense	(3,172)	-	(3,172)
Interest income	76	-	76
Total Other Income (Expense)	(6,369)		(1,997)

Net (Loss)	$(111,230)		$(520,451)

Net (Loss) Per Share:
Basic and Diluted	$(0.00)		$(0.02)

Weighted Average Shares Outstanding
Basic and Diluted	27,299,590		27,299,590

	Statement of expenses
	For six months ended June 30, 2011
	As Reported	Adjustments	Restated

Operating Expenses:
Exploration cost	$-	555,975	$555,975
General and administrative expenses	219,559	118,610	338,169
Depreciation expense	-	18,800	18,800

Total operating expenses	219,559		912,944

Loss from Operations	$(219,559)		$(912,944)

Other Income/(Expense)
Foreign exchange gain/(loss)	(4,369)	50,000	45,631
Interest expense	(6,148)	-	(6,148)
Interest income	159	-	159
Total Other Income (Expense)	(10,358)		39,642

Net (Loss)	$(229,917)		$(873,302)

Net (Loss) Per Share:
Basic and Diluted	$(0.01)		$(0.03)

Weighted Average Shares Outstanding
Basic and Diluted	27,299,590		27,299,590

	Statement of cash flows
	For six months ended June 30, 2011
	As Reported	Adjustments	Restated

Cash flows from Operating Activities:
Net(loss)	$(229,917)	(643,385)	$(873,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	-	118,610	118,610
Depreciation expense	-	18,800	18,800
Changes in operating assets an dliabilities:
Increase(decrease) in accounts payable	37,921		37,921
Net cash used in operating activities	(191,996)		(697,971)

Cash flows from investing activites:
Purchase of fixed assets	(547,497)	547,497	-

Cash flows from financing activities:
Proceeds from issuance of common stock	629,001		629,001
Shareholder advances	5,001		5,001
Capital Stock	106,511	8,478	114,989
Net cash provided by financing activities	740,513		748,991

Net increase in cash and cash equivalents	1,020		51,020
Cash and cash equivalents at beginning of period	126,355		126,355
Cash and cash equivalents at end of period	$127,375		$177,375

	Statement of cash flows
	From February 15, 2008 (inception) through June 30, 2011
	As Reported	Adjustments	Restated

Cash flows from Operating Activities:
Net(loss)	$(616,757)	(643,385)	$(1,260,142)
Adjustments to reconcile net loss to net cash used in operating activities:			-
Shares issued for services	-	118,610	118,610
Depreciation expense	-	18,800	18,800
Changes in operating assets an dliabilities:			-
Prepaid expenses and other current assets	(1,423)		(1,423)
Increase(decrease) in accounts payable	117,938		117,938
Net cash used in operating activities	(500,242)		(1,006,217)

Cash flows from investing activites:
Purchase of fixed assets	(611,512)	547,497	(64,015)
Net cash used in investing activities	(611,512)		(64,015)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,040,686		1,040,686
shareholder advances	87,001		87,001
Capital Stock	111,442	8,478	119,920
Net cash provided by financing activities	1,239,129		1,247,607

Net increase in cash and cash equivalents	127,375		177,375
Cash and cash equivalents at beginning of period	-		-
Cash and cash equivalents at end of period	$127,375		$177,375

Noncash investing and financing activities:
Debt forgiven by shareholders	7,443		7,443
Fixed assets purchased on short term debt	199,169		199,169

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

NOTE 5   - CAPITALIZATION OF ROAD IMPROVEMENT

During the first six months of 2011, Oro East built roads in the Philippines to facilitate the exploration of mining properties.  The Company considers these as reasonable exploration expense and has expensed the total road cost of $555,975.

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

Results of Operations

For the six months ending June 30, 2011, the Company had no revenues and incurred exploration costs of $555,975 and general and administrative expenses of $338,169, compared to no revenues and general and administrative expenses of $4,190 for the corresponding period of 2010.

 Liquidity and Capital Resources

As of June 30, 2011, the Company had current assets equal to $178,798 and had current liabilities of $516,585.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative six months ended June 30, 2011

Operating activities	$(697,971)
Investing activities	$-
Financing activities	$748,991

Net effect on cash	$51,020

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