Form 10-Q/A
period 2011-09-30
Oro East Mining, Inc.
filed 2012-01-05
CIK 1430174

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

Oro East Mining, Inc.

- TABLE OF CONTENTS-

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):	3

	Balance Sheets as of September 30, 2011 and December 31, 2010	3

	Statements of Expenses for the nine months ended September 30, 2011 and September 30, 2010 and for the Cumulative Period from Inception (February 15, 2008) to September 30, 2011	4

	Statements of Cash Flows for the nine months ended September 30, 2011, September 30, 2010 and for the Cumulative Period from Inception (February 15, 2008) to September 30, 2011	5

	Notes to Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4T.	Controls and Procedures	16

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	18

Item 4.	(Reserved and Removed)	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
ORO EAST MINING, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2011	2010
	(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents,	$347,485	$126,355
Prepaid Expenses	192	1,423
Total Current Assets	347,677	127,778

NON CURRENT ASSETS
Fixed Assets (net of depreciation of $28,200)	234,984	263,184
TOTAL ASSETS	$582,661	$390,962

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued liabilities	$13,893	$4,653
Accounts payable	119,023	70,922
Short term debt	281,169	281,169
Shareholder advances	145,900	1,930
TOTAL LIABILITIES	$559,985	$358,674

STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding		-
Common stock, $.0001 par value; 100,000,000 shares authorized; 27,630,000 and 27,100,500 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	2,763	2,710
Additional paid-in capital	1,656,335	416,418
Deficit accumulated during the development stage	(1,636,422)	(386,840)

TOTAL STOCKHOLDERS’ EQUITY	22,676	32,288
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$582,661	$390,962

See notes to unaudited financial statements.

ORO EAST MINING, INC.
(An Exploration Stage Company)
Statements of Expenses (Unaudited)
FOR NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	Three months ended		Nine months ended		February 15,2008(Inception)
	September 30,		September 30,		through
	2011	2010	2011	2010	September 30, 2011
	(Restated)		(Restated)		(Restated)
Expenses:
Exploration costs	$85,726	$-	$641,701	$-	$641,701
General and administrative	286,598	204,839	624,767	208,829	1,002,544
Depreciation expense	9,400	-	28,200	-	28,200

Total Operating Expenses	(381,724)	(204,839)	(1,294,668)	(208,829)	(1,672,445)
Interest Income	58	-	217	-	217
Interest Expense	(3,093)	-	(9,241)	-	(13,894)
Foreign exchange gain/(loss)	8,479	-	54,110	-	49,700
Total other income/(expense)	5,444	-	45,086	-	36,023
Net Loss	$(376,280)	(204,839)	$(1,249,582)	$(208,829)	$(1,636,422)

PER SHARE INFORMATION:
Basic and diluted, net loss per share	$(0.01)	$(0.01)	$(0.05)	$(0.02)

Basic and diluted, weighted average shares outstanding	27,240,886	26,990,685	27,342,038	12,965,542

See notes to unaudited financial statements.

ORO EAST MINING, INC.
An Exploration Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)
FOR NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	For the Nine months ended September 30, 2011	For the Nine months ended September 30, 2010 (Restated)	February 15, 2008 (Inception) through September 30, 2011
	Restated		Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,249,582)	$(208,829)	$(1,636,422)
Adjustments to reconcile net loss to net cash used in operating activities.
Shares issued for services	180,970	-	180,970
Depreciation expense	28,200	-	28,200
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,231	(1,423)	(192)
Increase (decrease) in accounts payable and accrued expenses	57,341	77,036	137,358
Net cash used in operating activities	(981,840)	(133,216)	(1,290,086)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(4,923)	(64,015)
Net cash used in investing activities	-	(4,923)	(64,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,059,000	203,685	1,470,685
Borrowings on debt	-	82,000	82,000
Shareholder advances	143,970	(27)	148,901
Net cash provided by financing activities	1,202,970	285,658	1,701,586

NET(DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS	221,130	147,519	347,485
Cash and cash equivalents at beginning of period	126,355	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$347,485	$147,519	$347,485

NON-CASH TRANSACTIONS
Debt forgiven by shateholders			7,443
Fixed assets purchased on short term debt			199,169
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

NOTE 5 - SUBSEQUENT EVENTS

On October 6, 2011, company issued 50,000 at $2 per share for $100,000.

NOTE 6 - RESTATEMENT

During November 2011, we discovered some errors in our financial statements , including (a) capitalized road costs that should have been expensed ($641,701), (b) depreciation not taken on trucks ($28,200) and (c) failure to previously record $180,970 in share based compensation for strategic and marketing consulting  The effects of these restatement on reported amounts for the nine months ended September 30, 2011 are presented below in the following tables:

	Balance sheets
	As of September 30, 2011
	As Reported	Adjustments	Restated

ASSETS

TOTAL CURRENT ASSETS	$347,677		$347,677

Property, Plant and Equipment (net of depreciation of $28,200)	904,885	(669,901)	234,984
Other Assets	-		-

TOTAL ASSETS	$1,252,562		$582,661

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

TOTAL LIABILITIES	$559,985		$559,985

Commitments and Contingencies

STOCKHOLDERS' (DEFICIT):
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding at
September 30, 2011 and December 31, 2010	-		-
Common stock, $.0001 par value; 100,000,000 shares authorized;
27,630,500 and 5,000,000 shares issued and outstanding at
September 30, 2011 and December 31, 2010	2,763		2,763
Additional paid-in capital	1,475,365	180,970	1,656,335
Deficit accumulated during the development stage	(785,551)	(850,871)	(1,636,422)
Total Stockholders' (Deficit)	692,577		22,676

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,252,562		$582,661

	Statement of expenses
	For three months ended September 30, 2011
	As Reported	Adjustments	Restated

Operating Expenses:
Exploration cost	$-	85,726	$85,726
General and administrative expenses	224,281	62,317	286,598
Depreciation expense	-	9,400	9,400

Total operating expenses	224,281		381,724

Loss from Operations	$(224,281)		$(381,724)

Other Income/(Expense)
Foreign exchange gain/(loss)	58,522	(50,043)	8,479
Interest expense	(3,093)	-	(3,093)
Interest income	58	-	58
Total Other Income (Expense)	55,487		5,444

Net (Loss)	$(168,794)		$(376,280)

Net (Loss) Per Share:
Basic and Diluted	$(0.01)		$(0.01)

Weighted Average Shares Outstanding
Basic and Diluted	27,240,886		27,240,886

	Statement of expenses
	For nine months ended September 30, 2011
	As Reported	Adjustments	Restated

Operating Expenses:
Exploration cost	$-	641,701	$641,701
General and administrative expenses	443,797	180,970	624,767
Depreciation expense	-	28,200	28,200

Total operating expenses	443,797		1,294,668

Loss from Operations	$(443,797)		$(1,294,668)

Other Income/(Expense)
Foreign exchange gain/(loss)	54,110	-	54,110
Interest expense	(9,241)	-	(9,241)
Interest income	217	-	217
Total Other Income (Expense)	45,086		45,086

Net (Loss)	$(398,711)		$(1,249,582)

Net (Loss) Per Share:
Basic and Diluted	$(0.01)		$(0.05)

Weighted Average Shares Outstanding
Basic and Diluted	27,342,038		27,342,038

	Statement of cash flows
	For nine months ended September 30, 2011
	As Reported	Adjustments	Restated

Cash flows from Operating Activities:
Net(loss)	$(398,711)	(850,871)	$(1,249,582)
Adjustments to reconcile net loss to net cash used in operating activities:			-
Shares issued for services	-	180,970	180,970
Depreciation expense	-	28,200	28,200
Changes in operating assets an dliabilities:			-
Prepaid expenses and other current assets	1,231		1,231
Increase(decrease) in accounts payable	57,341		57,341
Net cash used in operating activities	(340,139)		(981,840)

Cash flows from investing activites:
Purchase of fixed assets	(525,625)	525,625	-
Net cash used in investing activities	(525,625)		-

Cash flows from financing activities:
Proceeds from issuance of common stock	1,059,000		1,059,000
shareholder advances	-		-
Capital Stock	27,894	116,076	143,970
Net cash provided by financing activities	1,086,894		1,202,970

Net increase in cash and cash equivalents	221,130		221,130
Cash and cash equivalents at beginning of period	126,355		126,355
Cash and cash equivalents at end of period	$347,485		$347,485

Noncash investing and financing activities:
Fixed assets purchased on shareholder advances	116,076	(116,076)	-

	Statement of cash flows
	From February 15, 2008 (inception) through September 30, 2011
	As Reported	Adjustments	Restated

Cash flows from Operating Activities:
Net(loss)	$(785,551)	(850,871)	$(1,636,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	-	180,970	180,970
Depreciation expense	-	28,200	28,200
Changes in operating assets an dliabilities:
Prepaid expenses and other current assets	(192)		(192)
Increase(decrease) in accounts payable	137,358		137,358
Net cash used in operating activities	(648,385)		(1,290,086)

Cash flows from investing activites:
Purchase of fixed assets	(589,640)	525,625	(64,015)
Net cash used in investing activities	(589,640)		(64,015)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,470,685		1,470,685
shareholder advances	82,000		82,000
Capital Stock	32,825	116,076	148,901
Net cash provided by financing activities	1,585,510		1,701,586

Net increase in cash and cash equivalents	347,485		347,485
Cash and cash equivalents at beginning of period	-		-
Cash and cash equivalents at end of period	$347,485		$347,485

Noncash investing and financing activities:
Debt forgiven by shareholders	-		7,443
Fixed assets purchased on short term debt	-		199,169
Fixed assets purchased on shareholder advances	116,076	(116,076)	-

NOTE 7 – Restatement Three and nine months ended September 30, 2010

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

Results of Operations

For the nine months ending September 30, 2011, the Company had no revenues and incurred exploration costs of $641,701 and general and administrative expenses of $624,767, compared to no revenues and general and administrative expenses of $217,742 for the corresponding period of 2010.

 Liquidity and Capital Resources

As of September 30, 2011, the Company had current assets equal to $347,677 and had current liabilities of $559,985.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative nine months ended September 30, 2011

Operating activities	$(981,840)
Investing activities	$-
Financing activities	$1,202,970

Net effect on cash	$221,130

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