Form 10-K
period 2011-12-31
Oro East Mining, Inc.
filed 2012-03-30
CIK 1430174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 27,916,440 shares of common stock, par value $.0001 per share, outstanding as of March 29, 2012.

Reporting Currency, Financial, and Other Information

All amounts in this report are expressed in United States (U.S.) dollars, unless otherwise indicated.

Financial information is presented in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

As used in this prospectus, references to the “Company,” “we,” “our”, “us”, “Oro East” or “Oro East Mining, Inc.”
refer to Oro East Mining, Inc. unless the context otherwise indicates.

A Note Regarding Forward-Looking Statements

This report contains forward-looking statements that relate to future events or our future financial performance. In some cases, forward-looking statements may be identified by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Glossary of Exploration Terms

The following terms, when used herein, have the respective meanings specified below:

Andesite	An extrusive usually dark grayish rock consisting essentially of oligoclase or feldspar.
Dacite	A fine-grained light gray volcanic rock consisting primarily of quartz, plagioclase, and potassium feldspar, and also containing biotite, hornblende, or pyroxene.
Assay	A chemical test performed on a sample of ores or minerals to determine the amount of valuable metals contained.
Dendrite	A branching treelike figure produced on or in a mineral by a foreign mineral.
Dendritic	Resembling or having dendrites. Branching like a tree.
Deposit	When mineralized material has been systematically drilled and explored to the degree that a reasonable estimate of tonnage and economic grade can be made.
Development
Preparation of a mineral deposit for commercial production, including installation of plant and machinery and the construction of all related facilities. The development of a mineral deposit can only be made after a commercially viable mineral deposit, a reserve, has been appropriately evaluated as economically and legally feasible.

Diamond drill
A type of rotary drill in which the cutting is done by abrasion rather than percussion. The cutting bit is set with diamonds and is attached to the end of long hollow rods through which water is pumped to the cutting face. The drill cuts a core of rock, which is recovered in long cylindrical sections an inch or more in diameter.

Diorite	A granular crystalline igneous rock commonly of acid plagioclase and hornblende, pyroxene, or biotite.
Exploration
The prospecting, trenching, mapping, sampling, geochemistry, geophysics, diamond drilling and other work involved in searching for mineral bodies’ a mining prospect  which has not yet reached either the development or production stage.

Mafic Mafic-ultramafic	Of, relating to, or being a group of usually dark-colored minerals rich in magnesium and iron. Mafic and untramafic minerals together.
Mineral	A naturally occurring inorganic element or compound having an orderly internal structure and characteristic chemical composition, crystal form and physical properties.
Mineral Reserve	A mineral reserve is that part of a deposit which could be economically and legally extracted or produced at the time of the reserve determination.
Mineralization	Rock containing an undetermined amount of minerals or metals.
Miocene	Of, relating to, or being an epoch of the Tertiary between the Pliocene and the Oligocene or the corresponding series of rocks.
Paleogene	Of, relating to, or being the earlier part of the Tertiary including the Paleocene, Eocene, and Oligocene or the corresponding series of rocks.
Ultramafic	Minerals that are very low in silica and rich in iron and magnesium.
Trenching	The digging of long, narrow excavation through soil, or rock, to expose potential mineralization for geological examination or assays.
Waste	Material that is too low in grade to be mined and milled at a profit.

PART I

Item 1.                     Description of Business.

Oro East Mining, Inc. (“the Company”) is an exploration stage mining company that has acquired rights to develop certain tenement lands in the Republic of Philippines for the mining of gold, copper, and other precious or industrial mineral deposits. The Company was incorporated in the State of Delaware in February of 2008 and presently headquartered at 1127 Webster Street, Suite 28, Oakland, California 94607. The Company’s present goals are to raise capital for its exploration, development, and production activities on said tenement lands and mineral claims.

The Company currently does not have any operating history, customers, or revenue, it projects to complete the exploration phase of development and commence development and production before the end of 2012.   We are now waiting for SEC’s approval of the registration statement (“Statement”) filed on Form S-1 in October of 2011 related to the public offering of 6,866,440 common shares, and upon completion of the offering, we will have sufficient fund for the operations in 2012.

General Disclosures

Our business may not materialize in the event we are unable to execute on our plan described on this and the following page.  The events or circumstances that may prevent the accomplishment of our business objectives, include, without limitation, (i) the fact that the assignment of claims to the Company will revert back to Oro East Mining Company LTD (“Assignor”) should we fail to become a publicly listed company, as required by Section 3 of our Assignment of Rights Agreement with the Assignor, (ii) minerals prices could be lower than the cost of development and sale of those minerals, (iii) the possibility that exploration efforts will not yield economically recoverable quantities of minerals, (iv) accidents resulting in physical injuries that give rise to claims associated with mineral exploration and development operations, (v) the risk that the Company will encounter unanticipated geological factors,  (vi) the Company’s need for and ability to obtain additional financing, (vii) the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, and (viii) the exercise of voting control the Company’s officers and directors collectively hold of the Company’s voting securities.

Business Strategy & Development

The Company will initially focus on its sole asset that was assigned to the Company by the Assignor, a privately-held corporation organized under the laws of the Republic of the Philippines to further explore, extract and process ore within the guild lines of our Mineral Right Sharing Agreement (MPSA) with the Philippine Government granted in March of 2010. The claim is named MPSA 320-2010-XI and is comprised of 7,855 hectares (19,401 acres) of mining rights on Mindanao Island in the Davao region of the Philippines.  The Company’s claim is fee simple with all applicable permits obtained to erect infrastructure, refining, smelting plants and power stations for extraction and production of gold and copper as primary targets, and iron ore and other metals as secondary. The Company will continue exploration on MPSA 320-2010-XI as it transitions itself from an exploration company with the intention to become a gold, silver and copper production company with plans to advance the identified MPSA 320-2010-XI deposits through to production by as early as 2012.  The Company has not identified any mineral reserves in connection with MPSA 320-2010-XI.

The principals of Assignor, controlled by our CEO, Tian Qing Chen, acquired a controlling interest in the Company for the purpose of operating as a publicly-reporting company and determined that it is in their best interests to assign Assignor’s rights to the claims.  Assignor receives a benefit from the assignment of the claim to Assignee because the Company plans to finance the exploration and development of the Company’s business, the cornerstone of which is the claim, for the benefit of its shareholders.

To identify the mineral resources on MPSA 320-2010-XI, the Assignor conducted a semi-detailed geological mapping using compass and tape method backed by Global Positioning System (GPS) and manual test-pitting, artisanal tunneling and trenching activities which suggested Copper (CU) grades on the sulphide side from 4% to as high as 15% Cu (from more than 40 laboratory assays on grab, outcrop, test-pit and composite sampling grade range and Au (gold) grab and composite sample contents of 1.5 to 5 gms/ton from 2-3 meter deep testpits).  This was conducted by Agetro Davao Mapping Team from June 29, 2008 to August 27, 2008 on 4,939 hectares of Oro East Mining Claim dominated as MPSA 320-2010-XI Parcel II (approximately two thirds of the fully permitted claim MPSA 320-2010-XI).

The Company plans on taking a two phase approach.   In Phase I the Company will analyze the exploration data that was completed and provided by Assignor followed by  expanded prospecting, mapping, sampling and ultimately diamond drilling, effective mine planning and implementation will be facilitated.  In Phase II the Company will identify and implement the mining method(s) best adapted to maximize production, including: (i) effective extraction of ore delineated by the exploration, mine geology and grade control department., (ii) proper handling of ore and blending method to attain an economical grade without sacrificing the quality of the ore, (iii) proper, effective and economical milling plant operation that can recover the gold at the highest percentage possible, and (iv) proper disposal of plant tails.

Our current plans, predicated on raising $15,000,000 from the sale of 5,000,000 shares of common stock is to begin with Phase I, which will consist of validation of previous exploration programs completed by Assignor that will include road repairs, expanded prospecting, mapping, sampling and ultimately diamond drilling, effective mine planning and implementation will be facilitated of at a cost of $2,500,000 to the Company.  If Phase I is favorable, we would then Phase II that transitions the Company into a gold, silver and copper production company at an estimated total cost of $12,500,000, which is a reflection of local costs for the type of work program planned.  We will proceed to Phase II only if we are successful in being able to secure the capital funding required to complete Phase II.  Therefore, we expect to expend $2,500,000 on Phase I.

We plan a two-phase program to properly evaluate the potential of the property to determine if there are commercially exploitable deposits of gold, silver and copper.  We must conduct exploration to determine to validate deposits and determine if they can be economically extracted and profitably processed. We do not claim to have any ores or reserves whatsoever at this time.

We anticipate Phase I planned geological exploration program will cost $2,500,000.  Phase I may require up to sixteen weeks for the base work and an additional two to three months for analysis, evaluation of the work completed and the preparation of a report.  Costs for Phase I consist of wages, fees, geological and geochemical supplies, assaying, equipment, diamond drilling and operation costs.  Certain work has been carried out in the last quarter of 2011 and will continue on in early 2012, predicated on completion of the offering described in the Statement.  We will assess the results of this program upon receipt of an appropriate engineering or geological report. It is our intention to retain a U.S.-educated geoscientist to evaluate and conform to American standards the phase I work program and to author a report to American standards for future capital raising.  Phase II will be carried out in 2012 and will be contingent upon favorable results from phase I and specific recommendations of a professional geoscientist based on those results.  Favorable results means that a geoscientist, engineer or other recognized professional states that there is a strong likelihood of value being added by transitioning into a gold, silver and copper production company, makes a written recommendation that we proceed to the next phase of production, a resolution is approved by the Board of Directors of the Company indicating such work should proceed and that it is feasible to finance the next phase of production.  A detailed business plan for 2012 can be found on page xx under the heading “Management’s Discussion, Analysis of Financial Condition and Results of Operations.”

In the last quarter, the Company focused on road development from the Mati port to the mining site MPSA 320-2010-XI. The Company has identified certain reserves at the mine site and has invested in the construction of roads into said reserves. In the last quarter, 11 kilometers of roads were repaired for this purpose and 5 kilometers of new roads were built.

Our vision is to continue the growth of our mining business to become a mid-tier producer. We continue to actively evaluate potential acquisition and merger opportunities that could further increase future production. However, we presently have no other agreements or understandings other than those disclosed herein with respect to any specific potential transactions.

Organization History

From inception (February 15, 2008), Oro East Mining, Inc. was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objectives were to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company has since indentified mining properties in the Republic of the Philippines, obtained exploration and production rights and is now a minerals exploration company.  We are no longer a blank check company.

Our current stockholders invested in us by way of our directors and officers making private offerings of securities to their business affiliates and venture capitalists who had previously invested in or worked with Oro East Mining Company LTD., a Philippines corporation and previous owner of the mining claims and rights under which we now operate our business.

On February 15, 2008, the Company sold 5,000,000 shares of Common Stock to Accelerated Venture Partners, LLC for an aggregate investment of $8,000.00.

On June 23, 2010, Mutual Gain Hong Kong Group Limited (“Purchaser”) agreed to acquire 23,850,000 shares of the Company’s common stock par value $0.0001 (the “Shares”) for a price of $0.0001 per share. At the same time, Accelerated Venture Partners, LLC agreed to tender 3,500,000 of its 5,000,000 shares of the Company’s common stock par value $0.0001 for cancellation. Following these transactions, Mutual Gain Hong Kong, Limited owned 94.1% of the Company’s 25,350,000, issued and outstanding shares of common stock par value $0.0001 and the interest of Accelerated Venture Partners, LLC was reduced to approximately 5.9% of the total issued and outstanding shares. Simultaneously with the share purchase, Timothy Neher resigned from the Company’s Board of Directors effective immediately and Tian Qing Chen was simultaneously appointed to the Company’s Board of Directors. Such action represented a change of control of the Company. The Purchaser used its working capital to acquire the Shares. The Purchaser did not borrow any funds to acquire the Shares.

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

On June 24, 2010, the Company entered into a Consulting Services Agreement with Accelerated Venture Partners LLC (“AVP”), a company controlled by Timothy J. Neher.  The agreement requires AVP to provide the Company  with certain advisory services that include reviewing the Company’s business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding the Company’s operations and business strategy.

The Company obtained rights to its principal mining claim, MPSA 320-2010-XI, by way of entering into an Assignment of Rights Agreement (“Rights Agreement”), dated July 2, 2010, with Oro-East Mining Company LTD, a Philippines corporation indirectly controlled by Tian Qing Chen, our Chief Executive Officer.  Pursuant to the terms of the Rights Agreement, Assignor assigned to the Company certain rights and obligations with respect to permitted mining claims of approximately $1.6 billion. Pursuant to the Rights Agreement, The Company assumed the rights and obligations of Assignor to explore, extract, refine and produce precious metals and other industrial deposits on the claims and earn fees with respect to such services. By entering into the Rights Agreement, the Company commenced business as an exploration, mining, refinery and production company.   Assignor assigned to the Company two (2) mineral claims with the Mines and Geosciences Bureau for the Republic of the Philippines: MPSA 184-XI and APSA 167-XI “Portfolio of Mineral Claims”, and assigned all mineral rights related to Assignor’s claims to the Company.  After the execution of the Rights Agreement, the numbering of claim “MPSA 184-XI” changed to MPSA 320-2010-XI.  The assignment includes control of the surface, the subsurface and the air above any and all real property or claims owned by Assignor. The Company may freely sell, lease, gift or bequest these rights individually or entirely to others, within the scope and terms of the Rights Agreement and applicable laws of the Republic of Philippines. The Rights Agreement also grants to the Company all rights to production, which shall include but not be limited to right to mineral extraction on all mineral claims and tenements owned or controlled by Assignor, the right to control production in all aspects, right to enter the property and remove the minerals or resources at its election.  The Company intends to focus on extracting gold, silver, copper, iron ore and other industrial minerals.

Under the Mineral Rights Agreement the Republic of the Philippines has granted the Company the rights to the exploration, development and commercialization of gold, copper, silver, zinc and “other associated mineral deposits” for a 25-year term, expiring February 10, 2035.  Company must commence exploration activities no later than three months after the effective date of the agreement, which the Company has already done, and continue such exploration activities for a term of not longer than six years for nonmetallic metals and eight years for metallic metals.  In the first year, the Company must spend not less than 8,242,000 PhP (approximately $193,000) on its exploration work program.  In the second year, the Company must spend not less than 4,420,000 PhP (approximately $103,500) on its exploration work program.  The Company must complete the development of the mine, including the construction of production facilities, within 36 months from the submission and approval of its Declaration of Mining Project Feasibility under the agreement.

If the Company fails to become a publicly listed company with the United States Securities Exchange Commission (“SEC”) and the Company’s common shares fail to commence trading by January 1, 2013, then the Rights Agreement shall terminate immediately and the Claims and all rights thereto shall revert back to Oro.  The Company is a “reporting issuer” with the SEC, but the Company’s shares are not yet publicly traded.   If the Company fails to become publicly traded by January 1, 2013, it will lose its rights, and hence the core of its mining business, under the Rights Agreement.

On September 20, 2010, the Company filed a Certificate of Amendment of its Certificate of Incorporation with the Secretary of State of the State of Delaware pursuant to which the Company changed its name from Accelerated Acquisitions I, Inc. to Oro East Mining, Inc.

On September 10, 2010, the Company entered into a Limited Agency and Services Agreement with Sichuan Dujiangyan Weida Company, Limited, dba Weida Co., Ltd. (the “Agent”). Pursuant to the terms of the Limited Agency and Services Agreement, the Agent agreed to perform certain research and purchase certain equipment for use in commencing the Company’s mining operations with respect to the Company’s mining claims in the Philippines. The agent further agreed to fund the cash required to fund the first three months of the Company’s mining operations in the Philippines, including the purchase of the required equipment. As compensation for such services and the purchase of the required equipment, the Company agreed to pay the Agent the sum of $860,000 on or before November 10, 2010. The $860,000 payable also carries interest at a rate of four percent (4%) per annum on any unpaid amounts.  At the Agent’s option, the Agent may accept payment of the $860,000 in the Company’s common stock valued at $2.00 per share.  The Agent also agreed to enter into a covenant not to compete with the Company for the duration of the Limited Agency and Services Agreement and for two (2) years thereafter.  The parties agreed to a liquidated damages provision calling for a payment in the amount of $100,000 in the event of any breach of this covenant not to compete.

On November 18, 2010, Oro East Mining, Inc. invested $50,000 to establish Oro East Greentech Philippines Inc.(“Greentech”). Greentech is wholly owned by Oro East and will be in charge of the mining business in Philippines. The financial statement presented are the consolidated for Oro East Mining, Inc. and Oro East Greentech Philippines Inc.

On December 15, 2010, the Company entered into a Consulting Agreement with Hobson Consultant International, Ltd. (“Hobson”).  In exchange for 225,000 shares of common stock of the Company, Consultant is obligated, for 15 days per month for a term expiring December 15, 2012 to (i) “[w]ork closely with the sales teams to expand business development in the East Asia region,” (ii) “[e]xpand global investment opportunities in the East Asia region by meeting with and preparing presentations for potential investors, venture capitalists, and shareholders;” and (iii) “[n]etwork with East Asia client, business partners, and affiliates to maintain existing and create new relationships.”  The Company believes that Hobson is potentially important to the Company to help the Company find potential investors.  During 2011, the Company issued 225,000 common shares to Hobson for consulting services valued at $225,000.

On March 1, 2011, the Company entered into a Consulting Agreement with Ma International and Bi Yun Ma (collectively, “Consultant”).  In exchange for 24,440 shares of common stock of the Company, Consultant is obligated, for 15 days per month for a term expiring March 1, 2013 to (i) “[w]ork closely with the sales teams to expand business development in the East Asia region,” (ii) “[e]xpand global investment opportunities in the East Asia region by meeting with and preparing presentations for potential investors, venture capitalists, and shareholders;” and (iii) “[n]etwork with East Asia client, business partners, and affiliates to maintain existing and create new relationships.”  During 2011, the Company issued 11,440 common shares to Ma International for consulting services valued at $20,367.

The Company and Oro Philippines are both controlled by the same principals who believe that substantial benefit may potentially be derived from the assignment of the claims and mining operations to a publicly-reporting entity by potentially opening up new funding resources for the business and thereby facilitating the funding of future operations and permitting the further expansion of the business.

Item 1A.                  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.                  Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2.                     Description of Properties.

OFFICE FACILITIES

We were incorporated in the State of Delaware on February 15, 2008, and established an end of December fiscal year end. Our corporate headquarters is located at 1127 Webster Street, Suite 28, Oakland, CA 946076 and our telephone number is +1 (510) 544-1516 begin_of_the_skype_highlighting and +1 (510) 544-1516end_of_the_skype_highlighting. The Company leases such offices.

On July 28, 2010, the Company opened an office in Hong Kong located at Regus Millenium City, 32/F Tower 1, Millenium City, 388 Kwun Tong Road, Kwun Tong, Kowloon, Hong Kong pursuant to the terms of an Office Service Agreement with Regus Millenium City.   The Company leases such offices.

On or about September 1, 2010, the Company opened offices on the site of it mining operations in the Philippines at 1028 Tindalo St., Brgy., Sainz, Mati City, Philippines 8200.  The Company leases such offices.

We have started the exploration activities on the property in the Philippines, MPSA 320-2010-XI, which was obtained through an assignment agreement with Oro East Mining Company LTD.

MPSA 320-2010-XI (7,855 hectares, 19,401 acres) is a tenement claim situated on the outskirts of Davao City in the Philippines. The parcel was applied-registered with the MINES AND GEOSCIENCES BUREAU REGION XI “MGB Region XI” on May 16, 1997.

DESCRIPTION OF CLAIMS

The Company acquired all exploration, extraction and production rights from Oro East Mining LLC. Philippines, a privately-held corporation organized under the laws of the Republic of the Philippines licensed for mine acquisition, exploration, and development.

Prior to the Company’s acquisition of its claims, Oro East Mining LLC. Philippines did manual test-pitting, artisanal tunneling and trenching activities which suggested Copper grades on the sulphide side from 4% to as high as 15% Cu (from more than 40 laboratory assays on grab, outcrop, test-pit and composite sampling grade range and Au grab and composite sample contents of 1.5 to 5 gms/ton from 2-3 meter deep testpits).

MPSA 320-2010-XI (7,855 hectares, 19,401 acres) is a tenement claim situated on the outskirts of Davao City in the Philippines. The parcel was applied-registered with the MGB Region XI on May 16, 1997. It is located in the municipalities of Lupon and Tarragona in the Davao Oriental Province, Island Region of Mindanao, Philippines. The project sites at Mt. Tagopo and Mt. Mayo are bounded by coordinates 7 degrees 01’00” to 7 degrees 05’ 00” latitude and 128 degrees 08’ 00” to 126 degrees 11’30” longitude and 7 degrees 02’30” to 7 degrees 08’30” latitude and 126 degrees 17’00” to 126 degrees 19’20” longitude. Oro-East has undergone exploration for copper and gold-bearing veins or structures in this area. These exploration targets are shallow, for vein-type copper and gold-bearing deposits. Copper, gold, and silver are the primary mineral targets in this claim, with lead and zinc as secondary targets.

These mineral claims are located beneath the Philippine Fault and the Pacific Rim tectonic belt, also known as the “Pacific Ring of Fire,” The Company has obtained full permitting under the Mineral Right Sharing Agreement (MRSA) with the Philippine Government which allows the Company to commence full scale exploration and production as of May 15, 2010 on MPSA 320-2010-XI.

Detailed Description of the Claims.

I.	INTRODUCTION

Semi-detailed geological mapping using compass and tape method backed by Global Positioning System (GPS) was conducted by Agetro Davao Mapping Team from June 29, 2008 to August 27, 2008 at the 4,939 hectares of Oro East Mining Claim dominated as MPSA 320-2010-XI -184-XI Parcel II. The geological mapping was undertaken to confirm actual location of the copper ore bodies, gold vein system, alteration zones, lithology and other pertinent geological features.  Location of creeks, gulleys, major tributaries, trails, old and current access roads was also facilitated. Prior to the end of the mapping program, location of the initial proposed trenches was also conducted within the areas where copper and gold veins were located. The geological evaluation was undertaken to come up with an initial geological data and recommendation that is deemed necessary for the succeeding exploration and mine operation activities.

II.	LOCATION AND ACCESSIBILITY

The project area referred to as Parcel II under MPSA320-2010-XI with a total area of 4,939 hectares is more or less bounded by latitude 7 02'30” to 7 08'30” and longitude 126 17'00” to 126 19'30”. It is located within Sitio Mabalante, Barangay Calapagan, Municipality of Lupon and Sitio Manlandog, Bait, Antipolo, New Cebu, Botog, Nasa, Barangay Limot, Municipality of Taragona, all in the Province of Davao Oriental. From Davao City, the prospect can be reached on a three (3) to four (4) hours travel via commercial buses plying the Davao-Mati route. From the
City of Mati, Mabalante area which is located at the northern part of the claim can be reached in a three (3) to four (4) hours travel on a 4x4 vehicle via the Mati-Tagbinunga-Calatagan Daticor old logging road towards Quinonoan headwaters Skynix camp area. Manlandog area on the other hand is accessible via Mati-Don Salvador-Cangusan access road in a 1-1/2 travel on a 4x4 vehicle or motorcycle. From Sitio Cangusan, another two (2) hours hike on a foot trail to Manlandog exploration fly camp east of Mayo River. The southern part of the claim is accessible via Mati-Limot-Botog access road, all within the Municipality of Taragona, Davo Oriental. The prospect areas which includes New Cebu, Bait, Antipolo, Onlo, Botog, and Aponing area, all of which are interconnected by either old logging road or by foot trails.

III.	TOPOGRAPHIC SETTING

The area under consideration is characterized by rugged to extremely rugged topography with elliptical shape of top ridges, with elevations ranging from 500 to 1,751 meters above sea level. Mountain ranges exhibiting triangular facets are common in the area. The apparent physiographic conformity of deep valley seems to indicate an earlier mature erosion of land surface. The erosion surface has subsequently been dissected by youthful streams.

IV.	DRAINAGE, VEGETATION, CLIMATE

Drainage is generally dendritic as exemplified by the Quinonoan and Mayo River as the major drainage system, with system of modified rectangular drainage pattern and network of tributaries and subtributaries. In the gently sloping area, vegetation abounds in the form of tropical cogon grass, ferns, coffee, abaca, vegetable, corn, variety of outcrop in the rugged and steep parts of the area, are overgrown with second growth forest with some large trees and thick undergrowth. The average weather variation of the region falls under Type 2 of the Climate Map of the Philippines where there is no definite dry season and a very pronounced maximum rainfall from November to January.

V.	GEOLOGIC SETTING

A) REGIONAL GEOLOGY AND TECTONIC SETTING

Regionally, the prospect is located strategically at the southern segment of the Philippine fault. It can also be considered as part of the Diwata range which appears to be a paleogene subduction zone with upthrusted mafic-ultramafic rocks, metamorphic rocks and clastics, comprising the northern part and some igneous rocks at the western flank on the south. The northern part is overlain by Miocene clastics and limestone intruded by middle miocene diorite, andesite and dacite. The north-south trending Diwata range extending from Surigao to Davao forms the backbone of eastern Mindanao. The range is rugged and has several peaks with elevation from 900 to 2,500 meters. The highest which is Mt. Kampali is in the southern part of the range.

The Diwata range which is also known as the Cordilleras of the South is a mineral district of Southeastern Mindanao where porphyry and vein type copper, gold, molybdenum, tactite iron deposits containing sulfides are known to exist. At the western flank of the prospect is a north-south trending batholith 4-8 kilometers wide by more than 20 kilometers long. This batholith is often called by Geologists as diorite intrusive complex, since it consists of different facies mainly diorite, quartz diorite and hornblende diorite porphyry. This batholith is exposed and serves as hostrock in most if not all copper and gold deposits within Taguibo, Calapagan, Marayag, to the western flank of San Mariano up to the Mountain Ranges of Mt. Kinayan in the Municipality of New Bataan.

At the northeastern part of the prospect is an exposure of a columnar basaltic rock formation which is believed to be the oldest rock formation exposed in the district. Probable age of this rock formation is cretaceous to Paleocene (geologic epoch that lasted from about 65.5 to 56 million years ago). At the eastern flank is a thick formation of limestone formation of Oligocene age (23-34 million years ago) capped by the Eocene age volcanic clastics rock from Quinonoan to Mt. Tagbac area.

Dominating the geology of the region, the Eastern Mindanao ridge is a complex NNW-SSE trending volcanic island structure that developed during the upper cretaceous to quarternary as a result of convergent and transcurrent tectonics The area is inferred as being associated with relic east dipping subduction zone that collided with the west Mindanao ridge sometime in the late Miocene.

B) WITHIN PROSPECTS

1. MABALANTE AREA

The Mabalante-upper Quinonoan copper gold prospect is underlain essentially by three (3) rock units composed of diorite, intercalated sequences of metamorphosed volcanics and sedimentary rocks. Common rock exposure however at Mabalante area is volcanic clastics overlain by light to dark gray colored limestone formation. Porphyritic andesite dikes intruded the volcanic clastic rocks. These dikes are trending northwest and sub-parallel major faults in the area. In close proximity with these dikes are thin fractures filled with quartz anhydrite and calc silicate materials.

At Mabalante area, the deposit is hosted to a large extent by andesite porphyry (Andesite is a type of igneous rock that is found in most volcanic regions of the world, especially around volcanoes that line the Pacific Basin), porphyritic-volcanic (a variety of igneous rock consisting of large-grained crystals) , volcanic clastics and partly by the uncomformity rock formation of sandy and basalt limestone, calcarenite, sandstone sequences that developed from spotty to hornfelsic texture. Silicification, chloritization, epidotization and kaolinization are common alteration in the prospect area. Copper mineralization consists predominantly of chalcopyrite, bornite and subordinates of sphalerite and galena, occurring usually as fracture filling and other interlacing minute fractures which serves as passageways or loci for sulfide mineralization. Malachite, azurite and chalcocite are dominant oxidation products.

Three (3) distinct vein systems were mapped and sampled at Mabalante area, namely: Mabalante Copper-molybdenum vein complex which is the focus of the past mining activities; the Southeastern Mabalante vein complex and the Eastern Mabalante vein complex.

1a.   MABALANTE COPPER-MOLYBDENUM VEIN COMPLEX

 The Mabalante copper-molybdenum vein complex also known as the main Mabalante vein system is a northeast-southwest trending copper vein system with multiple cymoidal and lacer structures along its strike. The main copper structure which was drifted prior to its collapse is composed of 2.0 meter massive copper vein, consisting of chalcopyrite, chalcocite, bornite and cubical specks of pyrite and botroidal marcasite. Fine bandings of white-grayish quartz, sericite and adularia were also noted. General trend of the main copper vein is North 48 -50 East dipping 45 southwest. Coatings of malachite and azurite are dominant especially near the portal. Two (2) minor faults at the footwall of the structure may have displaced the vein with a possible slight southeastern oblique movement.

At upper elevation of the main portal are two (2) abandoned adits with exposure of 0.30 to 1.30 meters copper vein composed of chalcopyrite, bornite, chalcocite, with bonded quartz-calcite specked with fine pyrite. The vein based on its strike and dip is correlative to the structure disclosed at the main portal, located at lower elevation. 30-50 meters north of the main copper structure are two (2) 0.50 meters vein (sample no. M-OTC-09) which may have converged with the main structure at lower elevation where the 0.50-0.70 meters molybdenum vein was exposed. Chipping the hanging wall disclosed a massive copper complex which may have converged forming one (1) major structure at lower elevation. As of this writing, the total strike of the Mabalante main vein complex is 150 meters. Three (3) proposed trenches at 50 meters interval were delineated at the southwestern side of the vein and another three (3) trenches at the northeast side.

COMPETITIVE CONDITIONS

The mineral exploration business is an extremely competitive industry. We are competing with many other exploration companies looking for minerals. We are a very early stage mineral exploration company and a very small participant in the mineral exploration business. Being a junior mineral exploration company, we compete with other companies like ours for financing and joint venture partners. Additionally, we compete for resources such as professional geologists, camp staff, helicopters and mineral exploration supplies.

GOVERNMENT APPROVALS AND RECOMMENDATIONS

The Company is in the process of filing an application with the Department of Environment and Natural Resources for the Environmental Compliance Certificate the only permit required under the MPSA 320-2010-XI to begin further exploration on the property. It is estimated to take three to six months to complete the process at a cost of an estimated $50,000 US dollars. The permit includes the following items:

Environmental Compliance Certificate

The Philippine Environmental Impact Statement (EIS) System under Presidential Decree 1586 requires all government and private entities to prepare an EIS for every project or activity which significantly affects the environment. PD 1586 mandates that environmentally critical projects (ECPs) and projects within environmentally critical areas (ECAs) shall require an EIS. Mining projects are considered ECPs and are thus required to submit their EIS. Upon evaluation of their EIS, mining projects are issued Environmental Compliance Certificates (ECCs), which contain the major elements of the environmental and social management plan that the companies need to implement to keep their adverse environmental impacts within acceptable limits.

 Environmental Protection and Enhancement Program

The Environmental Protection and Enhancement Program (EPEP) provide the operational link between the ECC and the environmental protection and enhancement commitments of the company. It provides a description of the expected and considered-as-acceptable impacts and sets out the environmental protection and enhancement strategies during the life of the mine based on best practices in mine environmental management. The EPEP also includes the post-mining land use potential for various types of disturbed land. Contractors are also required to submit an Annual EPEP (AEPEP) at least thirty (30) days prior to the start of each calendar year.

Final Mine Rehabilitation and/ or Decommissioning Plan

The Final Mine Rehabilitation and/or Decommissioning Plan (FMRDP) ensures a smooth transition from active mining to eventual closure of the mine. The plan, which is formulated in consultation with the communities and local government units, must be submitted as an integral part of the EPEP. Using risk-based methodologies/ approaches, the FMRDP shall consider all mine closure scenarios and shall contain cost estimates for the implementation of the FMRDP, taking in consideration expected inflation, technological advances, the unique circumstances faced by the mining operation, among others. Such estimates shall be based on the cost of having the decommissioning and/or rehabilitation works done by third party contractors. Further, these estimates, on a per year basis, shall cover the full extent of work necessary to achieve the objectives of mine closure such as, but shall not be limited to, decommissioning, rehabilitation, maintenance and monitoring, and employee and other social costs, including residual care, if necessary, over a ten year period.

The Company does not believe that the moratorium on mining in the area of the Philippines where the Company conducts its operations applies to the Company because the moratorium applies to open pit mining, an activity in which the Company does not engage.

Oro East Mining, Inc. (“Oro East”), a Delaware corporation, is an exploration stage mining company that has acquired rights to develop certain tenement lands in the Republic of Philippines for the mining of gold, copper, and other precious or industrial mineral deposits.  The Company will initially focus on its sole asset that was assigned to the Company by Ore East Mining Company Ltd. (“Assignor”), a privately-held corporation organized under the laws of the Republic of the Philippines to further explore, extract and process ore within the guild lines of our Mineral Right Sharing Agreement (MPSA) with the Philippine Government granted in March of 2010. The claim is named MPSA 320-2010-XI and is comprised of 7,855 hectares (19,401 acres) of mining rights on Mindanao Island in the Davao region of the Philippines.  The Company’s claim is fee simple with all applicable permits obtained to erect infrastructure, refining, smelting plants and power stations for extraction and production of gold and copper as primary targets, and iron ore and other metals as secondary. The Company will continue exploration on MPSA 320-2010-XI as it transitions itself from an exploration company with the intention to become a gold, silver and copper production company with plans to advance the identified MPSA 320-2010-XI deposits through to production by as early as 2012.  The Company has not identified any mineral reserves in connection with MPSA 320-2010-XI.

To identify the mineral resources on MPSA 320-2010-XI, the Assignor conducted a semi-detailed geological mapping using compass and tape method backed by Global Positioning System (GPS) and manual test-pitting, artisanal tunneling and trenching activities which suggested Copper (CU) grades on the sulphide side from 4% to as high as 15% Cu (from more than 40 laboratory assays on grab, outcrop, test-pit and composite sampling grade range and Au (gold) grab and composite sample contents of 1.5 to 5 gms/ton from 2-3 meter deep testpits)..  This was conducted by Agetro Davao Mapping Team from June 29, 2008 to August 27, 2008 on 4,939 hectares of Oro East Mining Claim dominated as MPSA 320-2010-XI Parcel II (approximately two thirds of the fully permitted claim MPSA 320-2010-XI).

The Company’s exploration and productions recommendations come from the Assignors Semi-detailed Geological Mapping Report of ORO EAST MINING CLAIM MPSA320-2010-XI PARCEL II, conducted by Agetro Commodities in September of 2008.

Agetro Commodities is a Philippine company located in Davao City that specializes in geological reports, topographic assay studies, and general geology consulting.  Paul S. Ortega is the lead Consulting Geologist & Contractor who works closely with the Company.  Francisco C. Rebillon and Noel Z. Franco are Consulting Geologists who, from time to time assist Mr. Ortega.  Mr. Ortega formally served as the Senior Geologist at Apex Mining Corp., a public company in the Philippines.  He is geologist licensed by the Philippine Board of Examination of the Professional Regulation Commission. He has over 30 years of experience in the mining industry.

Agetro Commodities in not an affiliate of Oro-East Mining Company LTD., Oro East Mining, Inc. or any of their respective affiliates.  Fees fees paid by Oro-East Mining Company LTD. pursuant to its engagement of Agetro with respect to its report is $7,500, and the only fees paid by Oro-East Mining Company LTD. or Oro East Mining, Inc. to Agetro during the past three fiscal years is such $7,500.

1. The initial exposure at the main Mabalante copper-gold complex is very impressive. The potential of the prospect can possibly be substantially big for commercial operations. The geological investigation which includes semi-detailed geological mapping is aimed at actually proving its copper gold potentiality and accomplishing the same by undertaking the following:

1a) Further prospecting at the general area of potential mineralized zone;

1b) Fast track implementation of trench dozing at the proposed trenches to prove persistence of the lateral extent of the vein/structure; Prioritize excavation of trenches programmed at the southwestern part of the mining claims. Initially three (3) trenches were programmed at the southwestern part at 50 meter interval. Three (3) more trenches were also programmed and marked on the ground at the northeastern part of the vein/structure, also at 50- meter interval.

The results and exposure at the trenches will be the basis in the exploration, development and diamond drilling programs to come up with positive ore reserve which will then be the basis of the mining program. The same program should be facilitated at the Mabalante south vein complex and Mabalante east vein complex, respectively.

1c) Knowing the details of the ore which is very important. This is actually advance information not only for the Geologists but for the mining and metallurgical technical staff who will be conducting studies in the near future.

In view:
a. Collect vein samples and submit to the Mines & Geo-sciences Bureau for polish sectioning and mineralogical analysis;

b. A 50-kilo bag ore should also be collected and submitted to any reliable laboratory for metallurgical testing, subject to the approval of the metallurgical engineers.

2. New portal is hereby recommended to be installed or put up at lower elevation. For safety reasons, portal should be located at stable ground; off vein and aimed to intercept the main structure after a 5-10 meters advance, then facilitate drifting south at Mabalante main vein.

3. With the plan to resume tunneling/drifting, grade control and mine geology team should be organized to regularly monitor daily advance of the underground working(s) and at the same time implement effective grade control procedures.

4. Access road to be used, repaired and constructed should be considered. The Cangusan-Bongco road is one good shorter route to the mine site.

5. As observed, the impressive copper ore bodies and ore veins are located at the northern part of the claim particularly at Mabalante and its proximity. High sulphidation copper and gold ore system is very common in Mabalante. The Ore system shows permeability control governed by lithology, structure, changes in wall rock alteration and ore mineralogy. Based on studies, this system has been developed from the reaction with host rock or hot acidic magmatic fluids to produce alteration and later sulphide, gold, copper and silver deposition.

On the other hand, veins delineated at the southern part of the claim can be generally classified as clean ore. Low sulphidation within these areas are well pronounced as exhibited by the veins located thereat. These type of deposits based on studies have been developed from dilute near neutral ph fluids and display mineralogies derived dominantly from magmatic source rocks and others with mineralogies dominated from circulating geothermal fluid sources.

6. Several quartz vein systems were delineated within Manlandog, Karamatyan, Pamatian and the Onlo-Botog areas, respectively. Majority of these veins delineated during the mapping are clean ore material which is very ideal when fed to carbon-in-pulp (CIP) carbon-in-leach (CIL) milling process. The material is composed of quartz calcite with lesser sulphides and other poly metallic materials. To prove persistence of the aforesaid veins, the following are hereby recommended:

6a) Prioritize trench dozing at the abovementioned areas. The location of the proposed trenches are already marked at the ground. The results of the trench dozing will also be the basis in the preparation of diamond drilling program to prove persistence of the vein at depth.

6b) Conduct extensive prospecting particularly within the proximity of the quartz vein outcrops. Lithological surface cappings like the limestone have extensively blanketed the areas where the lateral extension of the veins are supposed to have been found.

7. Several factors have to be considered, should viable, mineable deposit will be blocked at the southern part of the claims.

7a) The access to the main highway is much more accessible.

7b) Three (3) phase source of electricity which is very vital when constructing and operating a mill plant is available at and near Barangay Limot, a few kilometers from the ore source.

7c) Several areas at the Sitio Botog-Nasa are ideal for mine, mill and other mining facilities. Several areas are also ideal for building a tailings dam. There is abundant source of potable and industrial water which can be tapped.

8. Lastly, the Oro East Parcel II claim is within the southern portion of the southern cordillera ranges. This mountain range which appears to be the backbone of the Southeastern Mindanao area is known to have hosted multiple impressive mineable deposits. Some of these deposits are already being exploited both by big scale and small scale mining method. During the course of the semi-detailed geological mapping conducted by the Agetro Davao Team, not only that the team was able to locate the now famous Mabalante copper-gold-molybdenum complex but also found several traces of multiple vein systems along and within the other part of the claims particularly towards south. The possibility of finding and proving other impressive, commercial and mineable vein systems is not remote.

MAP OF CLAIMS AND OPERATIONS

MAP OF CLAIMS AND OPERATIONS

126°15'00"
126°20'00"
7°10'
CALATAGAN CAMPSITE
TAMBOANG
BATOBATO CREEK
TRENCH 1 COPPER 11
COPPER 8
COPPER 10
BUNGKO
COPPER 2
MUNICIPALITY OF LUPON
MUNICIPALITY OF MATI
MPSA-320-2010-XI
CANDUSA
MUNICIPALITY
7°05'
KALAMPUTANGAN
NEW CAMOTES
STA. CRUZ
CABUYAO
OF MATI
TARRAGONA
ALIENABLE
OR
DIS
TAGUIBO
TAGBINONGA
DON SALVADOR LOPEZ
BUSO
MAYO
7°00'
ALIENABLE
OR
DON ENRIQUE LOPEZ
DISPOSABLE
PROVINCE OF DAVAO ORIENTAL
MINDANAO, PHILIPPINES
DON MARTIN MARUNDAN
MATI
MATIAO
126°15'00"
126°20'00"

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

Environmental Laws

In the past ten years, laws and policies for environmental protection in the Philippines have moved towards stricter compliance and stronger enforcement, therefore the exact costs of compliance is unknown but is estimated to $250,000 per year. The basic laws in the Philippines governing environmental protection in the mineral industry sector of the economy are the Environmental Protection Law, the Environment Impact Assessment Law and the Mineral Resources Law. The State Administration of Environmental Protection and its provincial counterparts are responsible for the supervision, implementation and enforcement of environment protection laws and regulations. Provincial governments also have the power to issue implementing rules and policies in relation to environmental protection in their respective jurisdictions. Applicants for exploration rights must submit environmental impact “assessments” and those projects that fail to meet environmental protection standards will not be granted licenses.

In addition, after exploration the licensee must perform water and soil maintenance and take steps towards environmental protection. After the exploration rights have expired or the concessionaire stops mining during the permit period and the mineral resources have not been fully developed, the concessionaire must perform water and soil maintenance, land recovery and environmental protection in compliance with the original development scheme, or must pay the costs of land recovery and environmental protection. After closing, the mining enterprises shall perform water and soil maintenance, land recovery and environmental protection in compliance with mine closure approval reports, or must pay the costs of land recovery and environmental protection.

Penalties for breaching the Environmental Protection Law include a warning, payment of a penalty calculated on the damage incurred, or payment of a fine. When an entity fails to adopt preventative measures or control facilities that meet the requirements of the enacted environmental protection standards, it is subject to suspension of production or operations and for payment of a fine. Material violations of environmental laws and regulations causing property damage or casualties may result in criminal liabilities.

COMPLIANCE WITH ENVIRONMENTAL CONSIDERATIONS AND PERMITTING COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COSTS OR THE VIABILITY OF OUR PROJECTS. THE HISTORICAL TREND TOWARD STRICTER ENVIRONMENTAL REGULATION MAY CONTINUE, AND, AS SUCH, REPRESENTS AN UNKNOWN FACTOR IN OUR PLANNING PROCESSES.

All mining is regulated by the government agencies at the Federal and Provincial levels of government in the Philippines. Compliance with such regulation has a material effect on the economics of our operations and the timing of project development. Our primary regulatory costs have been related to obtaining licenses and permits from government agencies before the commencement of mining activities. An environmental impact study that must be obtained on each property in order to obtain governmental approval to mine on the properties is also a part of the overall operating costs of a mining company.

The possibility of more stringent regulations exists in the areas of worker health and safety, the dispositions of wastes, the decommissioning and reclamation of mining and milling sites and other environmental matters, each of which could have an adverse material effect on the costs or the viability of a particular project. Compliance with environmental considerations and permitting could have a material adverse effect on the costs or the viability of our projects.

MINING AND EXPLORATION ACTIVITIES ARE SUBJECT TO EXTENSIVE REGULATION BY FEDERAL AND PROVINCIAL GOVERNMENTS. FUTURE CHANGES IN GOVERNMENTS, REGULATIONS AND POLICIES, COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS FOR A PARTICULAR PERIOD AND OUR LONG-TERM BUSINESS PROSPECTS.

Mining and exploration activities are subject to extensive regulation by government. Such regulation relates to production, development, exploration, exports, taxes and royalties, labor standards, occupational health, waste disposal, protection and remediation of the environment, mine and mill reclamation, mine and mill safety, toxic substances and other matters. Compliance with such laws and regulations has increased the costs of exploring, drilling, developing, constructing and operating mines and other facilities. Furthermore, future changes in governments, regulations and policies could adversely affect our results of operations in a particular period and our long-term business prospects.

The development of mines and related facilities is contingent upon governmental approvals, which are complex and time consuming to obtain and which, depending upon the location of the project, involve various governmental agencies. The duration and success of such approvals are subject to many variables outside our control.

Item 3.                     Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s mineral claim is not the subject of any pending legal proceedings.

Item 4.                     Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value of $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 27,916,440 shares of common stock, par value $.0001 per share, outstanding as of December 31, 2011.

On June 23, 2010, Mutual Gain Hong Kong, Limited. (“Purchaser” or “Mutual Gain”) agreed to acquire 23,850,000 shares of the Company’s common stock par value $0.0001 (the “Shares”) for a price of $0.0001 per share. At the same time, Accelerated Venture Partners, LLC agreed to tender 3,500,000 of its 5,000,000 shares of the Company’s common stock par value $0.0001 for cancellation.  Following these transactions, Mutual Gain owned 94.1% of the Company’s 25,350,000, issued and outstanding shares of common stock par value $0.0001 and the interest of Accelerated Venture Partners, LLC was reduced to approximately 5.9% of the total issued and outstanding shares. Simultaneously with the share purchase, Timothy Neher resigned from the Company’s Board of Directors effective immediately and Tian Qing Chen was simultaneously appointed to the Company’s Board of Directors. Such action represented a change of control of the Company. The Purchaser used its working capital to acquire the Shares. The Purchaser did not borrow any funds to acquire the Shares.

Prior to the purchase of the Shares, the Purchaser was not affiliated with the Company. However, the Purchaser is now deemed an affiliate of the Company as a result of its stock ownership interest in the Company. The purchase of the shares by the Purchaser was completed pursuant to a written Subscription Agreement with the Company. The purchase was not subject to any other terms and conditions other than the sale of the Shares in exchange for the cash payment

On June 24, 2010, the Company entered into a Consulting Services Agreement with Accelerated Venture Partners LLC (“AVP”), a company controlled by Timothy J. Neher. The agreement requires AVP to provide the Company with certain consulting services in consideration of (a) an option granted by the company to AVP to purchase 1,500,000 shares of the company’s common stock at a price of $0.0001 per share (which option was immediately exercised by the holder) subject to a repurchase option granted to the company to repurchase the shares in the event the Company fails to complete funding as detailed in the agreement and (b) cash compensation at a rate of $133,333 per month. The payment of such compensation is subject to the company’s achievement of certain designated milestones detailed in the agreement and a company option to make a lump sum payment to AVP in lieu of all amounts payable there under.

The Company also sold 579,500 and 250,500 shares of common stock to other investors for cash of $1,159,000 and $401,500 during 2011 and 2010, respectively.

The Company also issued 11,440 and 225,000 common shares to two companies for consulting services during 2011.  The Company recognized a total of $245,367 share-based payment expenses during 2011.

Dividend Policy

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future.  Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans

We have no equity compensation or stock option plans. We may in the future adopt a stock option plan as our mineral exploration activities progress.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the year ended December 31, 2011.

Issuer Purchases of Equity Securities

As of this reporting, there are none..

Item 6.                     Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.                     Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion provides information that the Company’s management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with the Company’s consolidated financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. Undue certainty should not be placed on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Business Overview

We are a start-up, exploration stage mining company engaged in the search for gold, copper and other precious or industrial mineral deposits and have not yet generated or realized any revenues from our business.

We do not expect any significant changes or hiring of employees since contracts are given to consultants and sub-contractor specialists in specific fields of expertise for the exploration work. We do not expect to purchase or sell any plant or significant equipment. We intend to lease or rent any equipment, such as backhoe, diamond drill, generators and so on, that we will need in order to carry out our exploration activities.

In October of 2011, we filed a registration statement on the Form S-1 for the public offering of 6,866,440 shares of common stock (“Offering”) and are waiting for the SEC’s approval.

During 2011, the Company spent about $577,000 on general infrastructures including paying roads and building improvements in the Philippines to facilitate the exploration of the mining site MPSA 320-200-XI.

Phase I of the work program as discussed on page 2 under the heading “Description of Business” commenced in the last quarter of 2011, and we have engaged a U.S. certified geoscientist to evaluate and conform to U.S. standards the Phase I work program and to author a report to U.S. standards for future capital raising.

Over the next year we intend to complete the first phase of the exploration plan on our property, MPSA 320-200-XI, which was obtained through an assignment agreement with Oro East Mining Company LTD in the Philippines. If our initial exploration efforts are favorable, we intend to proceed with longer term development program on the property.

Our plan of operation for the period through December 31, 2012, is:

Commencing after the completion of the Offering, we will establish a grid, complete general prospecting and geological mapping of the property, complete 20,000 cubic meters of trenching, diamond drill 20,000 meters as well as provide a report on the work accomplished with specific recommendations for the future at a total cost to the Company of $2,500,000. Specifically after the completion of the Offering:

Thirty Days – the mining property will be searched for outcroppings, trenches or areas that may indicate further exploration is warranted in a later phase.

Sixty Days – establishment of a grid over ten square kilometer (1000 hectares) with cross lines being set up every 50 meters and intersecting cross lines marked at each 25 meter point will be laid out over a square kilometer. A 1/2000 geological survey will then be completed. The cost of establishing the grid and supplies and carrying out the surveys will be approximately $50,000 and to establish grids with supplies on the entire 7,000 hectares will cost an estimated $300,000.

Ninety Days – trenching will be run and a total of 20,000 cubic meters of soil and rock will be excavated from which representative samples will be taken; each of the samples will be analyzed for specific metals and their geological characteristics identified and recorded. The cost of the trenching to the company will be approximately $400,000.

One-Hundred Twenty Days – a diamond drilling program will drill and sample 20,000 meters of rock drilled to various depths at an approximate cost to the Company of $1,300,000.

Liquidity and Capital Resources

As of December 31, 2011 and 2010, the Company had a total of $337,988 and 390,962 in assets, respectively.  The Company also had $416,161 and $358,674 current liabilities as of December 31, 2011 and 2010, respectively.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2011 and 2010:

	2011	2010
Net Cash Used In Operating Activities	$(1,326,723)	$(295,060)
Net Cash Used In Investing Activities	-	(64,015)
Net Cash Provided By Financing Activities	1,275,518	485,430
Net Increase (Decrease) In Cash	$(42,722)	$126,355

Total cash decreased by about $43,000 was mainly due to about $1.30 million of cash used for funding the operations despite about $1.16 million and $90,000 of cash provided by the stock issuances and shareholder advances, respectively, during the year ended December 31, 2011.  There was no cash used for investing activities during 2011 as the trade-in of the truck as disclosed in Note 3 to the consolidated financial statements did not involve any cash.

Results of Operations

The following is a summary of the Company’s operation results for the years ended December 31, 2011 and 2010:

	2011	2010

Total operating expenses	$1,523,201	$360,149
Total other income (expense)	110	(9,063)
Net loss	$(1,523,311)	$(369,212)

The Company is still in the exploration stage, and no revenue has been generated since the inception of the Company on February 15, 2008.

Net loss increased by about $1.1 million from 2010 to 2011 due to the increase of about $577,000 and $586,000 in exploration costs and general and administrative expenses, respectively.  Increase of $586,000 in general and administrative expenses was mainly due to the increase of $245,000 in share-based compensation expense and the operating expenses incurred by the wholly owned subsidiary in Philippines, which was established in November 2010.

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

Critical Accounting Policies

Exploration Stage Company

The consolidated financial statements are presented in accordance with Accounting Standards Codification (“ASC”) 915 and SEC Industry Guide 7 for its characterization to be in the exploration stage.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Exploration Costs

Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified.   The Company has not established any proven or probable reserves on its mineral properties.

Share-based Compensation

The Company recognizes the services received in a share-based payment transaction as the services are received.  The services received are measured at the fair value of the equity instruments issued.

Foreign Currency Translation

The consolidated financial statements are presented in United States dollars. In accordance with ASC 830, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit during the exploration stage of $1,910,151 and a negative working capital of $332,336 at December 31, 2011. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profit from mining operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from the normal business operations when they come due. Management’s plan includes obtaining additional funds by equity financing and/or related party advances, but there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

Audited Consolidated financial statements begin on the following page of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Oro East Mining, Inc.
(An Exploration Stage Company)
Oakland, California

We have audited the accompanying consolidated balance sheets of Oro East Mining, Inc. and its subsidiaries, an exploration stage company, (collectively, the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of expenses and comprehensive loss, changes in stockholders' equity (deficit), and cash flows for the years then ended and from February 15, 2008 (inception) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oro East Mining, Inc. and its subsidiaries as of December 31, 2011 and 2010 and the results of their operations, and their cash flows for the years then ended and from February 15, 2008 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MALONE BAILEY, LLP
www.malonebailey.com
Houston, Texas
March 29, 2012

ORO EAST MINING, INC
 (An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current assets:
Cash	$83,633	$126,355
Other current assets	192	1,423
Total current assets	83,825	127,778
Property and equipment, net	254,163	263,184
TOTAL ASSETS	$337,988	$390,962

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,925	$70,922
Short-term note payable to shareholder	82,000	82,000
Convertible note payable	199,169	199,169
Accrued liabilities	12,619	4,653
Advances-related party	118,448	1,930
Total current liabilities	416,161	358,674

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.0001 par value per share, 100,000,000 shares authorized; 27,916,440 and 27,100,500 shares issued and outstanding, respectively	2,792	2,710
Additional paid-in capital	1,820,703	416,418
Accumulated deficit	(1,910,151)	(386,840)
Accumulated other comprehensive income	8,483	-
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(78,173)	32,288

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$337,988	$390,962

See accompanying notes to consolidated financial statements.

ORO EAST MINING, INC
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES AND COMPREHENSIVE LOSS

			February 15,
			2008
			(Inception)
	Year ended	Year ended	Through
	December 31,	December 31,	December 31,
	2011	2010	2011
Operating expenses:
General and administrative	$945,784	$360,149	$1,323,561
Exploration costs	577,417	-	577,417
Total operating expenses	1,523, 201	360,149	1,900,978

Other income (expense):
Interest expense	(12,154)	(4,653)	(16,807)
Foreign currency loss	(16,636)	(4,410)	(21,046)
Gain on disposal of assets	28,680	-	28,680
Total other expense	(110)	(9,063)	(9,173)

Net loss	(1,523,311)	(369,212)	(1,910,151)

Other comprehensive income,
Foreign currency translation adjustment	8,483	-	8,483

Comprehensive loss	$(1,514,828)	$(369,212)	$(1,901,668)

Basic earnings (loss) per share - Basic and diluted	$(0.06)	$(0.02)

Weighted average number of common shares outstanding	27,660,344	16,504,901

See accompanying notes to consolidated financial statements.

ORO EAST MINING, INC)
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)
From February 15, 2008 (Inception) through December 31, 2011

						Accumulated	Accumulated
						Deficit during	Other	Total
	Preferred Stock		Common Stock		Additional	Exploration	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Stage	Income	Equity (Deficit)

Balance at February 15, 2008 (Inception)	-	$-	-	$-	$-	$-	$-	$-
Shares issued for cash	-	-	5,000,000	500	7,500	-	-	8,000
Net loss	-	-	-	-	-	(10,836)	-	(10,836)

Balance at December 31, 2008	-	-	5,000,000	500	7,500	(10,836)	-	(2,836)
Net loss	-	-	-	-	-	(6,792)	-	(6,792)

Balance at December 31, 2009	-	-	5,000,000	500	7,500	(17,628)	-	(9,628)
Shares issued for investors	-	-	23,850,000	2,385	-	-	-	2,385
Shares issued for investors	-	-	1,500,000	150	-	-	-	150
Shares issued for cash	-	-	250,500	25	401,475	-	-	401,500
Shares canceled, and debt forgiven	-	-	(3,500,000)	(350)	7,443	-	-	7,093
Net loss	-	-	-	-	-	(369,212)	-	(369,212)

Balance at December 31, 2010	-	-	27,100,500	2,710	416,418	(386,840)	-	32,288
Shares issued for cash	-	-	579,500	58	1,158,942	-	-	1,159,000
Shares issued for services	-	-	236,440	24	245,343	-	-	245,367
Net loss	-	-	-	-	-	(1,523,311)	-	(1,523,311)
Other comprehensive income	-	-	-	-	-	-	8,483	8,483

Balance at December 31, 2011	-	$-	27,916,440	$2,792	$1,820,703	$(1,910,151)	$8,483	$(78,173)

See accompanying notes to consolidated financial statements.

ORO EAST MINING, INC
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended	February 18, 2008 (Inception) Through
	December 31,	December 31,	December 31,
	2011	2010	2011
CASH FLOW FROM OPERATING ACTIVITES:
Net loss	$(1,523,311)	$(369,212)	$(1,910,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	37,700	-	37,700
Gain on disposal of assets	(28,680)	-	(28,680)
Share-based compensation	245,367	-	245,367
Changes in operating assets and liabilities:
Other current assets	1,232	(1,423)	(191)
Accounts payable	(66,997)	70,922	3,925
Accrued liabilities	7,966	4,653	17,061
Net cash used in operating activities	(1,326,723)	(295,060)	(1,634,969)

CASH FLOW USED IN INVESTING ACTIVITES,
Purchases of property and equipment	-	(64,015)	(64,015)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,159,000	403,685	1,570,685
Proceeds from short-term note	-	82,000	82,000
Net proceeds from (repayments on) shareholder advances	116,518	(255)	121,449
Net cash provided by financing activities	1,275,518	485,430	1,774,134

Effect of exchange rate on cash	8,483	-	8,483

NET INCREASE (DECREASE) IN CASH	(42,722)	126,355	83,633

CASH AT BEGINNING OF PERIOD	126,355	-	-

CASH AT END OF PERIOD	$83,633	$126,355	$83,633

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$4,100	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note payable forgiven by shareholder	$-	$7,443	$7,443
Equipment purchased on short-term note payable	$-	$199,169	$199,169
Trade in of truck	$79,682	$-	$79,682

See accompanying notes to consolidated financial statements.

ORO EAST MINING, INC
 (an Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1                      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)         Organization and Business

Oro East Mining, Inc. (“we”, “our”, or the “Company”) was incorporated in Delaware as Accelerated Acquisitions I, Inc. on February 15, 2008 for the purpose of raising capital that is intended to be used in connection with its business plan which may include a possible merger, acquisition or other business combination with an operating business.

On July 2, 2010, the Company changed its business plan to become an exploration and refining company for the mining of gold, copper, and other precious or industrial mineral deposits through the acquisition of certain rights in the Republic of the Philippines. On that date, the Company entered into an Assignment of Rights Agreement with a related company, Oro-East Mining Company LTD (“Oro”).  Oro assigned to the Company certain rights and obligations to explore, extract, refine and produce precious metals and other industrial deposits on the claims and earn fees with respect to such services. Thus, the Company commenced business as an exploration, mining, refining and production company. The Company intends to focus on extracting gold, silver, copper, iron ore and other industrial minerals to primarily meet the demands of the Chinese Government and companies for the mined minerals.

On September 20, 2010, Accelerated Acquisitions I, Inc. changed its name to Oro East Mining, Inc.

On November 18, 2010, the Company established its wholly owned subsidiary, Oro East Greentech Philippines, Inc. (“Greentech”) for the purpose of conducting the mining business in Philippines.  Greentech starts its operations in 2011.

(b)         Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary.  All significant intercompany accounts and transactions have been eliminated.

(c)	Exploration Stage Company

The consolidated financial statements are presented in accordance with Accounting Standards Codification 915 and SEC Industry Guide 7 for its characterization to be in the exploration stage.

(d)         Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 (e)         Cash and Cash Equivalents

Cash consists of deposits with banks or other financial institutions.  The Company considers all highly liquid investments with original maturity of three months or less to be cash equivalents.  There were no cash equivalents as of December 31, 2011 and 2010.

(f)           Exploration Costs

Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified.   The Company has not established any proven or probable reserves on its mineral properties.

(g)         Share-based Compensation

The Company recognizes the services received in a share-based payment transaction as the services are received.  The services received are measured at the fair value of the equity instruments issued.  See Note 2.

(h)         Income Taxes

Income taxes are recognized for under the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.

(i)         Foreign Currency Translation

The consolidated financial statements are presented in United States dollars. Foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations, and translation adjustments are recorded to Other Comprehensive Income.

(j)         Earnings (Loss) per Common Share

Basic earnings (loss) per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted earnings (loss) per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period.

(k)         Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

(l)         Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit during the exploration stage of $1,910,151 and a negative working capital of $332,336 at December 31, 2011. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profit from mining operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from the normal business operations when they come due. Management’s plan includes obtaining additional funds by equity financing and/or related party advances, but there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE 2                      CAPITAL STOCK

The Company also sold 579,500 and 250,500 shares of common stock to other investors for cash of $1,159,500 and $401,500 during 2011 and 2010, respectively.

The Company also issued 11,440 and 225,000 common shares to two companies for consulting services valued at $245,367 in aggregate during 2011.

NOTE 3                      PROPERTY AND EQUIPMENT

Property and equipment consists of mining equipment and trucks and is located in the Philippines.  Property and equipment is depreciated on a straight-line basis.  A summary of property and equipment and useful lives is as follows:

	December 31,		Useful life
	2011	2010	(in years)
Mining equipment	$204,093	$204,093	7
Trucks	79,681	59,091	7
Total	283,774	263,184
Less: accumulated depreciation	(29,611)	-
	$254,163	$263,184

During 2011, the Company traded three trucks purchased in 2010 resulting in a gain of $28,680.   The Company recorded a depreciation expense of $37,700 and $0 for 2011 and 2010, respectively.  All purchased equipment was not deemed in service until 2011.

NOTE 4                      SHORT-TERM NOTE

The Company owes $82,000 to a shareholder, due June 30, 2012 with interest at 5% with no collateral.  During 2011, the Company paid $4,100 in interest and has an accrued interest balance of $2,055 outstanding at December 31, 2011.

NOTE 5                      CONVERTIBLE NOTE PAYABLE

The Company signed a contract with Sichuan Dujiangyan Weida Company (“Weida”), Ltd on September 3, 2010 for equipment and services originally due by November 2010.  Weida gave the Company an $860,000 credit line with interest at 4% per annum.  Weida has the option to receive the consideration as stock at $2.00 USD per share, up to the amount Weida is owed.  Weida has extended the due date of the credit line to November 30, 2012.  As of December 31, 2011 and 2010, the Company has borrowed $199,169 against the credit line and has accrued interest of $10,564

NOTE 6                      INCOME TAXES

During 2011 and 2010, the Company incurred a net operating loss and therefore has no tax liability.  As of December 31, 2011, our federal net operating loss carryforwards for income tax purposes were approximately $1.9 million.  If not utilized, the federal net operating loss carryforwards will begin to expire in 2032. The net operating loss carryforwards may be subject to various annual limitations under Section 382 of the Internal Revenue Code.

The net deferred tax asset generated by the operating loss carry-forward has been fully reserved as we believe it is more likely than not that those assets will not be realized.

At December 31, 2011 and 2010, deferred tax asset consisted approximately of $565,000 and $130,000, respectively, with full valuation allowance for both years.

NOTE 7                      RELATED PARTY TRANSACTIONS

The shareholder and officer of the Company paid expenses on behalf of the Company during 2011 and 2010.  As of December 31, 2011 and 2010, the Company owed shareholder and officer the amount of $118,448 and $1,930, respectively. The balances are unsecured, non-interest bearing and due on demand.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As of this reporting, there are none.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2011.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission adopted on September 21, 2010 that permit the Company to provide only management’s report in this annual report.

Limitations on the Effectiveness of Controls

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fiscal year ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION

As of this reporting, there are none.

PART III.

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s officers and directors:

Name	Age	Positions
Tian Qing Chen	49	CEO and Chairman of the Board
Linda Chen	55	Director
Danni Zhong	42	President
Romy Yulo	48	COO

Tian Qing Chen Chairman and Chief Executive Officer

Mr. Chen has served as Chief Executive Officer and Chairman of the Company since July of 2010. He currently devotes approximately 80% of his working time to the Company, and spends approximately 7 months per year at the Company’s Philippine mining site, approximately 2 months per year at the Company’s office in Hong Kong and approximately 1 month per year at the Company’s headquarter office in the United States.  Mr. Chen has been an entrepreneur in finance and real estate investments for over 20 years.  Since 2007 until he joined the Company, he has been the COO of Oro East Mining Ltd. Additionally, Mr. Chen is the President and CEO of Mutual Gain Hong Kong Group Limited, a venture capital firm based in Hong Kong since 1990, where he has worked with family conglomerates throughout East Asia to learn the trade in gold, iron, silver, steel and other precious metals.  His firm has successfully invested and acquired mines in Singapore, Malaysia, the Republic of Philippines, the People’s Republic of China, and elsewhere across the Asian continent.  Mr. Chen was educated in East Asia and received his Bachelor’s degree from Guang Dong University.  Mr. Chen’s knowledge about our mining properties led to our conclusion that Mr. Chen should be serving as a member of our Board of Directors.

Linda Chen Director

Ms. Chen received her Master degree from Washington State University and has over 28 years of experience in international trade and has launched several trading companies. She has worked with major family conglomerates throughout East Asia while gaining experience and knowledge on trade in gold, iron, silver, steel and other precious metals.  Ms. Chen has successfully achieved additional skill and knowledge of the mining industry from deals in Malaysia, the Republic of Philippines, and the People’s Republic of China. Starting in 2006, she worked about 5 years as a consultant for Skynix Holdings Inc. She is currently the Vice President and Director of a mid-size global equity and investment firm.  Additionally, she has been and currently is a director at Oro East Mining Inc.  Ms. Chen’s general knowledge about mining led to our conclusion that Mr. Chen should be serving as a member of our Board of Directors.

Danni Zhong President

Ms. Zhong currently serves as our President and devotes approximately 80% of her working time to the Company. From 2006 to 2008, Ms. Zhong was the Chairman of Skynix Holding Inc. where she managed over 500 employees in the Philippines.  Since 2008, she has served as Chairman of the Board for Southern Horizon Mining Corporation and for Eastern Horizon Mining Company, Inc.  Since 2009, she has served as Chairman of the Board for Viclode Mining Corporation.  Ms. Zhong also works with companies on mining projects, advising on activities, such as processing refinery plan set up, geological research, and the ore trading business.  Ms. Zhong has been the CFO of Mutual Gain Hong Kong Group Ltd. since 2004.  Ms. Zhong holds a Bachelor’s Degree in Business Economics from the University of California.

Romy Yulo Chief Operations Officer

Mr. Yulo has over 20 years of experience in mining and logging operations including marketing and log export. He has a strong political base both locally and nationally. Mr. Yulo engaged in Oro East copper and gold mining operation as a COO in Mati, Davao, Philippine since 2006. He also is a road construction designer and manager in mine site over 10 years. Mr. Yulo has a strong political base both locally and nationally and currently serves as the Chief Operation Officer of Oro East Mining Company. He holds a Bachelor’s Degree in Accounting from the University of San Carlos.

(b)  Significant Employees.

As of the date hereof, the Company has no significant employees.

Initially, we intend to use the services of subcontractors for manual labor exploration work and an engineer or geoscientist to manage the exploration program. We have not retained any engineers or geoscientists; no agreements have been entered into as of the date of this registration statement. The Company currently has four full time employees. We intend to hire geologists, engineers and other subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of them although it is our intention to retain a senior on-site geological consultant. It is our intention to also retain a North American educated geoscientist to evaluate and conform to American standards the phase I work program, to author a report to American standards for future capital raising and to render independent recommendations as to future work. We do not intend to initiate negotiations or hire anyone until we receive proceeds from our offering.

At present, we have four employees, they do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employee.

The company is currently working to implement employments for our four employees and if, as and when a public market for the Company’s shares is established share from our incentive stock option plan may be issues to the employees.

(c)   Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s mineral claim is not the subject of any pending legal proceedings.

Audit Committee and Audit Committee Financial Expert

No audit committee has been formed as of the filing date of this Annual Report.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2011, all reports required to be filed were filed on a timely basis.

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

ITEM 11.                EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for the fiscal periods indicated:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Tian Qing Chen (1)	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0
Danni Zhong (2)	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0
Romy Yulo (3)	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

(1) Chairman and Chief Executive Officer.
(2) President.
(3) Chief Operating Officer.

Employment Agreements

The Company is not a party to any employment agreement and has no compensation agreement with any of its officers and directors.

Director Compensation

The following table sets forth director compensation as of December 31, 2011:

Name	Fees Earned Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Tian Qing Chen	0	0	0	0	0	0	0
Linda Chen	0	0	0	0	0	0	0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists, as of December 31, 2011, the number of shares of common stock of the Company that are beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 27,916,440 shares of our common stock issued and outstanding as of the date of this annual report. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

		Name of Shares	Percent of Class
Title of Class	Name and Address of Beneficial Owner	Owned Beneficially	Owned

Common Stock	Tian Qing Chen, Chief Executive Officer,
	and Director (1)	23,850,000	85.43%
Common Stock	Accelerated Venture Partners, LLC	3,000,000	10.74%
Common Stock	Romy Yulo, Chief Operating Officer (1)	1,000	*
Common Stock	Linda Chen, Director (1)	1,000	*
Common Stock	Danni Zhong, President (1)	0	0%
Common Stock	All executive officers and directors as a group	26,852,000	96.17%

(1) c/o Oro East Mining, Inc., 1127 Webster Street, Suite 28, Oakland, CA 94607
* Less than 1%

ITEM 13.	RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

There are family relationships between our officers and directors.  Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

On February15, 2008, the Registrant sold 5,000,000 shares of Common Stock to Accelerated Venture Partners, LLC for an aggregate investment of $8,000.00.

On June 23, 2010, Mutual Gain Hong Kong Group Limited (“Purchaser”) controlled by Tian Qing Chen agreed to acquire 23,850,000 shares of the Company’s common stock par value $0.0001 (the “Shares”) for a price of $0.0001 per share. At the same time, Accelerated Venture Partners, LLC agreed to tender 3,500,000 of its 5,000,000 shares of the Company’s common stock par value $0.0001 for cancellation. Following these transactions, Mutual Gain Hong Kong Group Limited owned 94.1% of the Company’s 25,350,000, issued and outstanding shares of common stock par value $0.0001 and the interest of Accelerated Venture Partners, LLC was reduced to approximately 5.9% of the total issued and outstanding shares. Simultaneously with the share purchase, Timothy Neher resigned from the Company’s Board of Directors effective immediately and Tian Qing Chen was simultaneously appointed to the Company’s Board of Directors. Such action represented a change of control of the Company. The Purchaser used its working capital to acquire the Shares. The Purchaser did not borrow any funds to acquire the Shares.

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

On June 24, 2010, the Company entered into a Consulting Services Agreement with Accelerated Venture Partners LLC (“AVP”), a company controlled by Timothy J. Neher.  The agreement requires AVP to provide the  Company  with certain advisory services that include reviewing the Company’s business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding the Company’s operations and business strategy in consideration of (a) an option granted by the Company to AVP to purchase 1,500,000 shares of the Company’s common stock at a price of $0.0001 per share (the “AVP Option”) (which was immediately exercised by the holder) subject to a repurchase option granted to the Company to repurchase the shares at a price of $0.0001 per share in the event the Company fails to complete funding as detailed in the agreement subject to the following milestones:

● Milestone 1
The right of repurchase will lapse with respect to 70% of the Shares upon a successful reverse merger with a publicly listed SEC reporting entity or Company’s securing at least $5 million in available cash,

● Milestone 2	Company’s right of repurchase will lapse with respect to 20% of the Shares upon securing $10 million in available cash (inclusive of any amounts attributable to Milestone 1);
● Milestone 3	Company’s right of repurchase will lapse with respect to 10% of the Shares upon securing $20 million in available cash (inclusive of any amounts attributable to Milestone 2);

and (b) cash compensation at a rate of $133,333 per month.  The payment of such compensation is subject to Company’s achievement of certain designated milestones, specifically, cash compensation of $400,000 is due consultant upon the achievement of Milestone 1, $400,000 upon the achievement of Milestone 2 and $800,000 upon the achievement of Milestone 3. Upon achieving each Milestone, the cash compensation is to be paid to consultant in the amount then due at the rate of $133,333 per month. The total cash compensation to be received by the consultant is not to exceed $1,600,000 unless the Company receives an amount of funding in excess of the amount specified in Milestone 3. If the Company receives equity or debt financing that is an amount less than Milestone 1, in between any of the above Milestones or greater than the above Milestones, the cash compensation earned by the Consultant under this Agreement will be prorated according to the above Milestones. The Company also has the option to make a lump sum payment to AVP in lieu of all amounts payable thereunder.

The shareholder and officer of the Company paid expenses on behalf of the Company during 2011 and 2010.  As of December 31, 2011 and 2010, the Company owed shareholder and officer the amount of $118,448 and $1,930, respectively. The balances are unsecured, non-interest bearing and due on demand.

The Company also has a short-term note payable to a shareholder in the amount of $82,000 and accrued interest of $2,055 and $2,049 at December 31, 2011 and 2010, respectively.  During 2011, the Company paid $4,100 in accrued interest to the note holder.

Director Independence

Our board of directors is currently composed of two members, neither of whom does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market).  The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to our director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by our director and us with regard to our director’s business and personal activities and relationships as they may relate to us and our management.

Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our director. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early exploration stage company and has only two directors, and to date, such director has been performing the functions of such committees. Thus, there is a potential conflict of interest in that our director and officer has the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

Other than as described above, we are not aware of any other conflicts of interest of our executive officer and director.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

During the years ended December 31, 2011 and 2010, we were billed approximately $26,000 and $0 for professional services rendered for the audit and review of our consolidated financial statements.

Audit-Related Fees

There were no audit-related fees billed for the years ended December 31, 2011 and 2010.

Tax Fees

There were no tax preparation fees billed for the fiscal years ended December 31, 2011 and 2010.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the years ended December 31, 2011 and 2010.

The Board Of Directors Pre-Approval Policies

We do not have a separate audit committee. Our board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the year ended December 31, 2011, 100% of audit-related services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption "All Other Fees", which are currently none, is compatible with maintaining the auditor's independence.

The board approved all fees described above.

PART IV

ITEM 15.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this 10-K:

1.  The following exhibits are filed as part of this report:

Exhibit	Description

3.1.1	Articles of Incorporation of Accelerated Acquisitions I, Inc.(1)
3.1.2	Certificate of Amendment to Articles of Incorporation (10)
3.2	Bylaws of the Registrant (8)
4.1	Specimen Stock Certificate (9)

10.1	Assignment Agreement between Accelerated Acquisitions I, Inc. and Oro-East Mining Company LTD. (7)
10.2	Consulting Agreement between Accelerated Acquisitions I, Inc. and Accelerated Venture Partners, LLC (2)
10.3	Consulting Agreement between Ma International and Oro East Mining, Inc. (3)
10.4	Consulting Agreement between Hobson Consultant Limited and Oro East Mining , Inc. (3)
10.5	Limited Agency and Services Agreement dated September 10, 2010, by and between Registrant and Sichuan Dujiangyan Weida Company, Limited, dba Weida Co., Ltd. (4)
10.6	Mineral Production Sharing Agreement, dated February 10, 2010, by and between Registrant and the Republic of the Philippines
10.7	Subscription Agreement, dated of June 24, 2010, between Accelerated Acquisitions I, Inc. and Mutual Gain Hong Kong, Limited (5)
10.8	Letter dated June 24, 2009 from Accelerated Venture Partners to Accelerated Acquisitions I, Inc. regarding the tender of shares for cancellation (6)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-12G (File No. 000-53136) filed with the Commission on March 19, 2008
(2)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K (File No. 000-53136) filed with the Commission on June 25, 2010.
(3)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-177509) filed with the Commission on October 26, 2011.
(4)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 000-53136) filed with the Commission on September 29, 2010.
(5)	Incorporated by reference to Exhibit 10.1 the Registrant’s Form 8-K (File No. 000-53136) filed with the Commission on June 25, 2010.
(6)	Incorporated by reference to Exhibit 10.2 the Registrant’s Form 8-K (File No. 000-53136) filed with the Commission on June 25, 2010.
(7)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Amendment No. 1 to Form S-1 (File No. 333-177509) filed with the Commission on January 30, 2012.
(8)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-12G (File No. 000-53136) filed with the Commission on March 19, 2008.
(9)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 1 to Form S-1 (File No. 333-177509) filed with the Commission on January 30, 2012.
(10)	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Amendment No. 1 to Form S-1 (File No. 333-177509) filed with the Commission on January 30, 2012.
*	Filed herewith.

2.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of MaloneBailey, LLP Independent Registered Certified Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2011 and 2010

•	Consolidated Statements of Operations and Comprehensive Loss for the period from February 18, 2008 to December 31, 2011 and for the years ended December 31, 2011 and 2010

•	Consolidated Statements of Stockholders’ Equity (Deficit) for the period from February 18, 2008 to December 31, 2011

•	Consolidated Statement of Cash Flows for the period from February 18, 2008 to December 31, 2011and for the years ended December 31, 2011 and 2010

•	Notes to Consolidated Financial Statements

3.  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oro East Mining, Inc.
(Registrant)

Date: March 29, 2012	By
/s/ Tian Qing Chen

Tian Qing Chen Chairman and Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Date: March 29, 2012	By
/s/ Tian Qing Chen

Tian Qing Chen
Chief Executive Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

Date: March 29, 2012	By
/s/ Linda Chen

Linda Chen
Director