Form 10-Q
period 2012-03-31
Oro East Mining, Inc.
filed 2012-05-14
CIK 1430174

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 27,916,440 shares of common stock, par value $.0001 per share, outstanding as of May 14, 2012.

ORO EAST MINING, INC.

- Table of Contents -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Consolidated Balance Sheets - March 31, 2012 (unaudited) and December 31, 2011	1

	Consolidated Statements of Expenses and Comprehensive Loss - Three months ended March 31, 2012 and 2011, and for the Cumulative Period from Inception (February 15, 2008) to March 31, 2012 (unaudited)	2

	Consolidated Statements of Cash Flows - Three months ended March 31, 2012 and 2011, and for the Cumulative Period from Inception (February 15, 2008) to March 31, 2012 (unaudited)	3

	Notes to Consolidated Financial Statements (unaudited)	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	5

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	6

Item 4T.	Controls and Procedures	6

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	7

Item 1A.	Risk Factors	7

Item 6.	Exhibits	7

Signatures		8

PART I — FINANCIAL INFORMATION

Item 1.                          FINANCIAL STATEMENTS
ORO EAST MINING, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$46,030	$83,633
Other current assets	192	192
Total current assets	46,222	83,825
Property and equipment, net	244,026	254,163
TOTAL ASSETS	$290,248	$337,988

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$14,825	$3,925
Short-term note payable to shareholder	82,000	82,000
Convertible note payable	199,169	199,169
Accrued liabilities	24,197	12,619
Advances-related party	181,794	118,448
Total current liabilities	501,985	416,161

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.0001 par value per share, 100,000,000 shares authorized; 27,916,440 shares issued and outstanding	2,792	2,792
Additional paid-in capital	1,883,064	1,820,703
Accumulated deficit	(2,103,748)	(1,910,151)
Accumulated other comprehensive income	6,155	8,483
TOTAL STOCKHOLDERS' DEFICIT	(211,737)	(78,173)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$290,248	$337,988

See accompanying notes to unaudited consolidated financial statements.

ORO EAST MINING, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES AND COMPREHENSIVE LOSS
(Unaudited)

			February 15,
			2008
			(Inception)
			Through
	Three Months ended March 31,		March 31,
	2012	2011	2012
Operating expenses:
General and administrative	$190,585	$180,348	$1,514,146
Exploration costs	-	214,142	577,417
Total operating expenses	190,585	394,490	2,091,563

Other income (expense):
Interest expense	(3,016)	(2,893)	(19,823)
Foreign currency gain (loss)	4	44,532	(21,042)
Gain on disposal of assets	-	-	28,680
Total other income (expense)	(3,012)	41,639	(12,185)

Net loss	(193,597)	(352,851)	(2,103,748)

Other comprehensive income (loss),
Foreign currency translation adjustment	(2,328)	-	6,155

Comprehensive loss	$(195,925)	$(352,851)	$(2,097,593)

Basic earnings (loss) per share - Basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	27,916,440	27,203,222

See accompanying notes to unaudited consolidated financial statements.

ORO EAST MINING, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			February 18,
			2008
			(Inception)
			Through
	Three Months ended		March 31,
	2012	2011	2012
CASH FLOW FROM OPERATING ACTIVITES:
Net loss	$(193,597)	$(352,851)	$(2,103,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,137	9,400	47,837
Gain on disposal of assets	-	-	(28,680)
Share-based compensation	62,361	56,250	307,728
Changes in operating assets and liabilities:
Other current assets	-	-	(191)
Accounts payable	10,900	34,114	14,825
Accrued liabilities	11,578	2,975	28,639
Net cash used in operating activities	(98,621)	(250,112)	(1,733,590)

CASH FLOW USED IN INVESTING ACTIVITES,
Purchases of property and equipment	-	-	(64,015)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	250,000	1,570,685
Proceeds from short-term note	-	-	82,000
Net proceeds from shareholder advances	63,346	32,813	184,795
Net cash provided by financing activities	63,346	282,813	1,837,480

Effect of exchange rate on cash	(2,328)	-	6,155

NET INCREASE (DECREASE) IN CASH	(37,603)	32,701	46,030

CASH AT BEGINNING OF PERIOD	83,633	126,355	-

CASH AT END OF PERIOD	$46,030	$159,056	$46,030

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$4,100

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note payable forgiven by shareholder	$-	$7,443	$7,443
Equipment purchased on short-term note payable	$-	$199,169	$199,169
Trade in of truck	$-	$-	$79,682

See accompanying notes to unaudited consolidated financial statements.

ORO EAST MINING, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1                        ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)         Organization and Business

Oro East Mining, Inc. (“we”, “our”, or the “Company”) was incorporated in Delaware on February 15, 2008. The Company is currently in the exploration stage and does not have any customers, or revenue.

(b)         Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary.  All significant intercompany accounts and transactions have been eliminated.

(c)         Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature.   The March 31, 2012 interim consolidated financial statements presented herein may not be indicative of the results of the Company for the year ending December 31, 2012. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 30, 2012.

(d)         Share-based Compensation

The Company recognizes the services received in a share-based payment transaction as the services are received. The services received are measured at the fair value of the equity instruments issued.

(e)         Going Concern

The accompanying interim consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying interim consolidated financial statements, the Company has a negative deficit accumulated during the exploration stage of $2,103,748 and has negative working capital of $455,763 at March 31, 2012. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity financing and/or related party advances, but there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying interim consolidated financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE 2                        RELATED PARTY TRANSACTIONS

The shareholder and officer of the Company paid expenses on behalf of the Company during the three months ended March 31, 2012. As of March 31, 2012 and December 31, 2011, the Company owed shareholder and officer the amount of $181,794 and $118,448, respectively. The balances are unsecured, non-interest bearing and due on demand.

NOTE 3                        EQUITY

During the fiscal year 2011 and 2010, the Company entered into consulting agreements with two companies to issue up to 24,440 and 225,000 common shares respectively for services to be received over the period of two years. The shares are forfeitable if the services are not provided. The shares were valued at $2/share for a total of $498,880. During the three months ended March 31, 2012, the Company recognized $62,361 in share based compensation related to the consulting services.

Item 2.                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information that the Company’s management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with the Company’s consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. Undue certainty should not be placed on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Business Overview

We are an exploration stage mining company engaged in the search for gold, copper and other precious or industrial mineral deposits and have not yet generated or realized any revenues from our business.

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

Results of Operations

The following is a summary of the Company’s operation results for the three months ended March 31, 2012 and 2011:

	2012	2011
	(Unaudited)
Total operating expenses	$190,585	$394,490
Total other income (expense)	(3,012)	41,639
Net loss	$(193,597)	$(352,851)

The Company is still in the exploration stage, and no revenue has been generated since the inception of the Company on February 15, 2008.

Operating expenses decreased by about $200,000 for the first quarter of 2012 as compared to the first quarter of 2011 was due to the decrease of about $214,000 in exploration costs.  There were no exploration activities during the first quarter of 2012 due to heavy flooding in the Philippines during January 2012 and the pending of SEC’s approval of Form S-1 for funding from additional stock issuance.  General and administrative expenses did not change much between the two quarters ended March 31, 2012 and 2011.

Liquidity and Capital Resources

As of March 31, 2012 and December 31, 2011, the Company had a total of $290,248 and 337,988 in assets including $46,030 and $83,633 of cash, respectively.  Decrease of about $48,000 in total assets was due to the $37,000 net cash used for the operations and the $10,000 increase in accumulated depreciation for the first quarter of 2012.  The Company also had $501,985 and $416,161 current liabilities as of March 31, 2012 and December 31, 2011, respectively.  Increase of about $86,000 in total current liabilities was due to the increase of $63,000, $11,000, and $12,000 in related party advances, accounts payable, and accrued liabilities, respectively.

The following is a summary of the Company's cash flows provided by (used in) operating and financing activities for the three months ended March 31, 2012 and 2011:

	2012	2011
	(Unaudited)
Net Cash Used In Operating Activities	$(98,621)	$(250,112)
Net Cash Provided By Financing Activities	63,346	282,813
Effect of exchange rate on cash	(2,328)	-
Net increase/(decrease) on cash	$(37,603)	$32,701

Our principal sources of liquidity are our cash and the cash flow provided by the shareholder advances and equity financing.  We believe that further equity financing is needed to satisfy our anticipated cash requirements through the next 12 months.

Total cash decreased by about $37,000 was mainly due to about $100,000 of cash used for funding the operations despite about $63,000 of cash provided by shareholder advances during the quarter ended March 31, 2012.  There was no cash used for investing activities during the quarters ended March 31, 2012 and 2011.

Critical Accounting Policies

There have been no material changes in the critical accounting policies since December 31, 2011.

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

Item 4T.                       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2012.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the first quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                          LEGAL PROCEEDINGS

To the best knowledge of the sole officer and sole director, the Company is not a party to any legal proceeding or litigation.

Item 1A.                       RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 6.                          EXHIBITS

Exhibit	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*           Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2012
ORO EAST MINING, INC. (Registrant)

By:	/s/ Tian Q Chen
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)