Form 10-K/A
period 2011-12-31
Oro East Mining, Inc.
filed 2012-07-17
CIK 1430174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
TO
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

ORGANIZATION WITHIN THE LAST FIVE YEARS

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

.● Milestone 1
The right of repurchase will lapse with respect to 70% of the Shares upon a successful reverse merger with a publicly listed SEC reporting entity or Company’s securing at least $5 million in available cash,

● Milestone 2	Company’s right of repurchase will lapse with respect to 20% of the Shares upon securing $10 million in available cash (inclusive of any amounts attributable to Milestone 1);
● Milestone 3	Company’s right of repurchase will lapse with resilestone 2);

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

The Company obtain rights to its principal mining claim, MPSA 320-2010-XI, by way of entering into an Assignment of Rights Agreement (“Rights Agreement”), dated July 2, 2010,  with Oro-East Mining Company LTD, a Philippines corporation indirectly controlled by Tian Qing Chen, our Chief Executive Officer.  Pursuant to the terms of the Rights Agreement, Assignor assigned to the Company certain rights and obligations with respect to permitted mining claims of approximately $1.6 billion. Pursuant to the Rights Agreement, The Company assumed the rights and obligations of Assignor to explore, extract, refine and produce precious metals and other industrial deposits on the claims and earn fees with respect to such services. By entering into the Rights Agreement, the Company commenced business as an exploration, mining, refinery and production company.   Assignor assigned to the Company two (2) mineral claims with the Mines and Geosciences Bureau for the Republic of the Philippines: MPSA 184-XI and APSA 167-XI “Portfolio of Mineral Claims”, and assigned all mineral rights related to Assignor’s claims to the Company.  After the execution of the Rights Agreement, the numbering of claim  “MPSA 184-XI” changed to MPSA 320-2010-XI.  The assignment includes control of the surface, the subsurface and the air above any and all real property or claims owned by Assignor. The Company may freely sell, lease, gift or bequest these rights individually or entirely to others, within the scope and terms of the Rights Agreement and applicable laws of the Republic of Philippines. The Rights Agreement also grants to the Company all rights to production, which shall include but not be limited to right to mineral extraction on all mineral claims and tenements owned or controlled by Assignor, the right to control production in all aspects, right to enter the property and remove the minerals or resources at its election.  The Company intends to focus on extracting gold, silver, copper, iron ore and other industrial minerals.

Under the Mineral Rights Agreement the rep[ublic of the Philippines has granted the Company the rights to the exploration, development and commercialization of gold, copper, silver, zinc and “other associated mineral deposits”  for a 25-year term, expiring February 10, 2035.  Company must to commence exploration activities no later than three months after the effective date of the agreement, which the Company has already done, and continue such exploration activities for a term of not longer than six years for nonmetallic metals and eight years for metallic metals.  In the first year, the Company must spend not less than 8,242,000 PhP (approximately $193,000) on its exploration work program.  In the second year, the Company must spend not less than 4,420,000 PhP (approximately $103,500) on its exploration work program.  The Company must complete the development of the mine, including the construction of production facilities, within 36 months from the submission and approval of its Declaration of Mining Project Feasibility under the agreement.

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

On December 15, 2010, the Company entered into a Consulting Agreement with Hobson Consultant International, Ltd. (“Hobson”).  In exchange for 225,000 shares of common stock of the Company, Consultant is obligated, for 15 days per month for a term expiring December 15, 2012 to (i) “[w]ork closely with the sales teams to expand business development in the East Asia region,” (ii) “[e]xpand global investment opportunities in the East Asia region by meeting with and preparing presentations for potential investors, venture capitalists, and shareholders;” and (iii) “[n]etwork with East Asia client, business partners, and affiliates to maintain existing and create new relationships.”  The Company believes that Hobson is potentially important to the Company to help the Company find potential investors.  To date, Hobson has not introduced any potential investors to the Company, and the Company will not be making any offers of its securities while the Form S-1, of which this prospectus is a part, is being reviewed by the SEC.

On March 1, 2011, the Company hired Ma International and agreed to issue 24,440 shares for the consulting services to be received over the period of two years.  The Company fair valued the shares at $2 per share and recognized the expense earned of $20,367 for the services rendered during 2011 and have issued 11,440 shares as of December 31, 2011.

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

IN GENERAL

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

The claim is named MPSA 320-2010-XI and is comprised of 7,855 hectares (19,401 acres) of mining rights on Mindanao Island in the Davao region of the Philippines.  The Company’s claim is with respect to all applicable permits obtained to erect infrastructure, refining, smelting plants and power stations for extraction and production of gold and copper as primary targets, and iron ore and other metals as secondary. The Company will continue exploration on MPSA 184 XI as it transitions itself from an exploration company with the intention to become  a gold, silver and copper production company with plans to advance the identified MPSA 320-2010-XI deposits through to production by as early as 2012.  The Company has not identified any mineral reserves in connection with MPSA 320-2010-XI.

To identify the mineral resources on MPSA 320-2010-XI, the Assignor conducted a semi-detailed geological mapping using compass and tape method backed by Global Positioning System (GPS) and manual test-pitting, artisanal tunneling and trenching activities which indicated a weighted-average Copper (CU) grades of 2.763% Cu based on length (from 18 laboratory assays on rock samples collected). Based on the 18 samples analysis, the Au (gold) weighted-average analysis content was from 1.528 grams/ton based on length.  This was conducted by Agetro Davao Mapping Team from June 29, 2008 to August 27, 2008 on 4,939 hectares of Oro East Mining Claim dominated as MPSA 320-2010-XI Parcel II (approximately two thirds of the fully permitted claim MPSA 320-2010-XI).

The Company now plans on taking a two phase approach.   In Phase I the Company will analyze the exploration data that was completed and provided by Assignor followed by  expanded prospecting, mapping, sampling and ultimately diamond drilling, effective mine planning and implementation will be facilitated.  In Phase II the Company will identify and implement the mining method(s) best adapted to maximize production, including: (i) effective extraction of ore delineated by the exploration, mine geology and grade control department., (ii) proper handling of ore and blending method to attain an economical grade without sacrificing the quality of the ore, (iii) proper, effective and economical milling plant operation that can recover the gold at the highest percentage possible, and (iv) proper disposal of plant tails.

Our current plans, predicated on raising $15,000,000from the sale of 5,000,000 shares of common stock  is to begin with Phase I, which will consist of validation of previous exploration programs completed by Assignor that will include road repairs, expanded prospecting, mapping, sampling and ultimately diamond drilling, effective mine planning and implementation will be facilitated of at a cost of $2,500,000 to the Company.  If Phase I is favorable, we would then Phase II that transitions the Company into a gold, silver and copper production company at an estimated total cost of $12,500,000, which is a reflection of local costs for the type of work program planned.  We will proceed to Phase II only if we are successful in being able to secure the capital funding required to complete Phase II.  Therefore, we expect to expend $2,500,000 on phase I.

We plan a two-phase program to properly evaluate the potential of the property to determine if there are commercially exploitable deposits of gold, silver and copper.  We must conduct exploration to determine to validate deposits and determine if they can be economically extracted and profitably processed. We do not claim to have any ores or reserves whatsoever at this time.

We anticipate Phase I planned geological exploration program will cost $2,500,000.  Phase I may require up to sixteen weeks for the base work and an additional two to three months for analysis, evaluation of the work completed and the preparation of a report.  Costs for Phase I consist of wages, fees, geological and geochemical supplies, assaying, equipment, diamond drilling and operation costs. It is our intention to carry the work out in 2011and early 2012, predicated on completion of the offering described in this registration statement.  The Company has four employees and has not hired any engineers or geoscientists and will not do so until funds are available to proceed with the first phase of exploration on the property. We will assess the results of this program upon receipt of an appropriate engineering or geological report. It is our intention to retain a US-educated geoscientist to evaluate and conform to American standards the phase I work program and to author a report to American standards for future capital raising.  Phase II is not planned to be carried out until 2012 and will be contingent upon favorable results from phase I and specific recommendations of a professional geoscientist based on those results. Favorable results means that a geoscientist, engineer or other recognized professional states that there is a strong likelihood of value being added by transitioning into a gold, silver and copper production company, makes a written recommendation that we proceed to the next phase of production, a resolution is approved by the Board of Directors of the Company indicating such work should proceed and that it is feasible to finance the next phase of production. A detailed outline of the proposed timetable can be found on page 38 under the heading “Management’s Discussion, Analysis of Financial Condition and Results of Operations”.

PROPERTY HISTORY

MPSA 320-2010-XI (7,855 hectares, 19,401 acres) is a tenement claim situated on the outskirts of Davao City in the Philippines. The parcel was applied-registered with the MINES AND GEOSCIENCES BUREAU REGION XI “ MGB Region XI” on May 16, 1997.

DESCRIPTION OF CLAIMS

The Company acquired all exploration, extraction and production rights from Oro East Mining LLC. Philippines, a privately-held corporation organized under the laws of the Republic of the Philippines licensed for mine acquisition, exploration, and development.

Prior to the Company’s acquisition of its claims, Oro East Mining LLC. Philippines did manual test-pitting, artisanal tunneling and trenching activities which indicated a weighted-average Copper (CU) grades of 2.763% Cu based on length (from 18 laboratory assays on rock samples collected). Based on the 18 samples analysis, the Au (gold) weighted-average analysis content was from 1.528 grams/ton based on length.

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

Detained Description of the Claims.

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

The project area referred to as Parcel II under MPSA 320-2010-XI with a total area of 4,939 hectares is more or less bounded by latitude 7 02'30” to 7 08'30” and longitude 126 17'00” to 126 19'30”. It is located within Sitio Mabalante, Barangay Calapagan, Municipality of Lupon and Sitio Manlandog, Bait, Antipolo, New Cebu, Botog, Nasa, Barangay Limot, Municipality of Taragona, all in the Province of Davao Oriental. From Davao City, the prospect can be reached on a three (3) to four (4) hours travel via commercial buses plying the Davao-Mati route. From the City of Mati, Mabalante area which is located at the northern part of the claim can be reached in a three (3) to four (4) hours travel on a 4x4 vehicle via the Mati-Tagbinunga-Calatagan Daticor old logging road towards Quinonoan headwaters Skynix camp area. Manlandog area on the other hand is accessible via Mati-Don Salvador-Cangusan access road in a 1-1/2 travel on a 4x4 vehicle or motorcycle. From Sitio Cangusan, another two (2) hours hike on a foot trail to Manlandog exploration fly camp east of Mayo River. The southern part of the claim is accessible via Mati-Limot-Botog access road , all within the Municipality of Taragona, Davo Oriental. The prospect areas which includes New Cebu, Bait, Antipolo, Onlo, Botog, and Aponing area, all of which are interconnected by either old logging road or by foot trails.

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

Map of Claim Location MPSA 320-2010-XI Mandanao Island, Davao Oriental.

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

Environmental Protection and Enhancement Program

The Environmental Protection and Enhancement Program (EPEP) provides the operational link between the ECC and the environmental protection and enhancement commitments of the company. It provides a description of the expected and considered-as-acceptable impacts and sets out the environmental protection and enhancement strategies during the life of the mine based on best practices in mine environmental management. The EPEP also includes the post-mining land use potential for various types of disturbed land. Contractors are also required to submit an Annual EPEP (AEPEP) at least thirty (30) days prior to the start of each calendar year.

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

The Company does not believe that the moratorium on mining in the area of the Philippines where the Company conducts its operations applies to the Company.  The Company plans to engage in mining operations which use tunneling, not open pit mining.

Oro East Mining, Inc. (“Oro East”), a Delaware corporation,  is an exploration stage mining company that has acquired rights to develop certain tenement lands in the Republic of Philippines for the mining of gold, copper, and other precious or industrial mineral deposits.  The Company will initially focus on its sole asset that was assigned to the Company by Ore East Mining Company Ltd. (“Assignor”), a privately-held corporation organized under the laws of the Republic of the Philippines to further explore, extract and process ore within the guild lines of our Mineral Right Sharing Agreement (MPSA) with the Philippine Government granted in March of 2010. The claim is named MPSA 320-2010-XI and is comprised of 7,855 hectares (19,401 acres) of mining rights on Mindanao Island in the Davao region of the Philippines.  The Company’s claim is with respect to all applicable permits obtained to erect infrastructure, refining, smelting plants and power stations for extraction and production of gold and copper as primary targets, and iron ore and other metals as secondary . The Company will continue exploration on MPSA 320-2010-XI as it transitions itself from an exploration company with the intention to become a gold, silver and copper production company with plans to advance the identified MPSA 320-2010-XI deposits through to production by as early as 2012.  The Company has not identified any mineral reserves in connection with MPSA 320-2010-XI.

To identify the mineral resources on MPSA 320-2010-XI, the Assignor conducted a semi-detailed geological mapping using compass and tape method backed by Global Positioning System (GPS) and manual test-pitting, artisanal tunneling and trenching activities which indicated a weighted-average Copper (CU) grades of 2.763% Cu based on length (from 18 laboratory assays on rock samples collected). Based on the 18 samples analysis, the Au (gold) weighted-average analysis content was from 1.528 grams/ton based on length.  This was conducted by Agetro Davao Mapping Team from June 29, 2008 to August 27, 2008 on 4,939 hectares of Oro East Mining Claim dominated as MPSA 320-2010-XI Parcel II (approximately two thirds of the fully permitted claim MPSA 320-2010-XI).

The Company’s exploration and productions recommendations come from the Assignors Semi-detailed Geological Mapping Report of ORO EAST MINING CLAIM MPSA 320-2010-XI PARCEL II, conducted by Agetro Commodities   in September of 2008.

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

MINING EQUIPMENT AND TRUCKS

We have purchased certain brand new mining equipment including crush machine, lab test and camp site equipment, generator, and sky cable car, and used trucks for the exploration activities on the mining site MPSA 320-2-010-XI.  We repaired and built approximately 11 and 5 kilometers of roads and new roads, respectively, from the Mati port to the mining site during the last quarter of 2011.  Total cost of the mining equipment and trucks can be found on page F-9 under Note 3 to the consolidated financial statements.

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

EMPLOYEES

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

Item 1B.                  Unresolved Staff Comments.

None.

Item 2.                     Description of Properties.

OFFICE FACILITIES

We were incorporated in the State of Delaware on February 15, 2008, and established an end of December fiscal year end. Our corporate headquarters is located at 1127 Webster Street, Suite 28, Oakland, CA 946076 and our telephone number is +1 (510) 544-1516 and +1 (510) 544-1516end_of_the_skype_highlighting. The Company leases such offices.

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

PROPERTY HISTORY

MPSA 320-2010-XI (7,855 hectares, 19,401 acres) is a tenement claim situated on the outskirts of Davao City in the Philippines. The parcel was applied-registered with the MINES AND GEOSCIENCES BUREAU REGION XI “ MGB Region XI” on May 16, 1997.

DESCRIPTION OF CLAIMS

The Company acquired all exploration, extraction and production rights from Oro East Mining LLC. Philippines, a privately-held corporation organized under the laws of the Republic of the Philippines licensed for mine acquisition, exploration, and development.

Prior to the Company’s acquisition of its claims, Oro East Mining LLC. Philippines did manual test-pitting, artisanal tunneling and trenching activities which indicated a weighted-average Copper (CU) grades of 2.763% Cu based on length (from 18 laboratory assays on rock samples collected). Based on the 18 samples analysis, the Au (gold) weighted-average analysis content was from 1.528 grams/ton based on length.

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

Detained Description of the Claims.

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

The project area referred to as Parcel II under MPSA 320-2010-XI with a total area of 4,939 hectares is more or less bounded by latitude 7 02'30” to 7 08'30” and longitude 126 17'00” to 126 19'30”. It is located within Sitio Mabalante, Barangay Calapagan, Municipality of Lupon and Sitio Manlandog, Bait, Antipolo, New Cebu, Botog, Nasa, Barangay Limot, Municipality of Taragona, all in the Province of Davao Oriental. From Davao City, the prospect can be reached on a three (3) to four (4) hours travel via commercial buses plying the Davao-Mati route. From the City of Mati, Mabalante area which is located at the northern part of the claim can be reached in a three (3) to four (4) hours travel on a 4x4 vehicle via the Mati-Tagbinunga-Calatagan Daticor old logging road towards Quinonoan headwaters Skynix camp area. Manlandog area on the other hand is accessible via Mati-Don Salvador-Cangusan access road in a 1-1/2 travel on a 4x4 vehicle or motorcycle. From Sitio Cangusan, another two (2) hours hike on a foot trail to Manlandog exploration fly camp east of Mayo River. The southern part of the claim is accessible via Mati-Limot-Botog access road , all within the Municipality of Taragona, Davo Oriental. The prospect areas which includes New Cebu, Bait, Antipolo, Onlo, Botog, and Aponing area, all of which are interconnected by either old logging road or by foot trails.

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

Map of Claim Location MPSA 320-2010-XI Mandanao Island, Davao Oriental.

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

  Environmental Protection and Enhancement Program

The Environmental Protection and Enhancement Program (EPEP) provides the operational link between the ECC and the environmental protection and enhancement commitments of the company. It provides a description of the expected and considered-as-acceptable impacts and sets out the environmental protection and enhancement strategies during the life of the mine based on best practices in mine environmental management. The EPEP also includes the post-mining land use potential for various types of disturbed land. Contractors are also required to submit an Annual EPEP (AEPEP) at least thirty (30) days prior to the start of each calendar year.

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

The Company does not believe that the moratorium on mining in the area of the Philippines where the Company conducts its operations applies to the Company.  The Company plans to engage in mining operations which use tunneling, not open pit mining.

Oro East Mining, Inc. (“Oro East”), a Delaware corporation,  is an exploration stage mining company that has acquired rights to develop certain tenement lands in the Republic of Philippines for the mining of gold, copper, and other precious or industrial mineral deposits.  The Company will initially focus on its sole asset that was assigned to the Company by Ore East Mining Company Ltd. (“Assignor”), a privately-held corporation organized under the laws of the Republic of the Philippines to further explore, extract and process ore within the guild lines of our Mineral Right Sharing Agreement (MPSA) with the Philippine Government granted in March of 2010. The claim is named MPSA 320-2010-XI and is comprised of 7,855 hectares (19,401 acres) of mining rights on Mindanao Island in the Davao region of the Philippines.  The Company’s claim is with respect to all applicable permits obtained to erect infrastructure, refining, smelting plants and power stations for extraction and production of gold and copper as primary targets, and iron ore and other metals as secondary . The Company will continue exploration on MPSA 320-2010-XI as it transitions itself from an exploration company with the intention to become a gold, silver and copper production company with plans to advance the identified MPSA 320-2010-XI deposits through to production by as early as 2012.  The Company has not identified any mineral reserves in connection with MPSA 320-2010-XI.

To identify the mineral resources on MPSA 320-2010-XI, the Assignor conducted a semi-detailed geological mapping using compass and tape method backed by Global Positioning System (GPS) and manual test-pitting, artisanal tunneling and trenching activities which indicated a weighted-average Copper (CU) grades of 2.763% Cu based on length (from 18 laboratory assays on rock samples collected). Based on the 18 samples analysis, the Au (gold) weighted-average analysis content was from 1.528 grams/ton based on length.  This was conducted by Agetro Davao Mapping Team from June 29, 2008 to August 27, 2008 on 4,939 hectares of Oro East Mining Claim dominated as MPSA 320-2010-XI Parcel II (approximately two thirds of the fully permitted claim MPSA 320-2010-XI).

The Company’s exploration and productions recommendations come from the Assignors Semi-detailed Geological Mapping Report of ORO EAST MINING CLAIM MPSA 320-2010-XI PARCEL II, conducted by Agetro Commodities   in September of 2008.

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

MINING EQUIPMENT AND TRUCKS

We have purchased certain brand new mining equipment including crush machine, lab test and camp site equipment, generator, and sky cable car, and used trucks for the exploration activities on the mining site MPSA 320-2-010-XI.  We repaired and built approximately 11 and 5 kilometers of roads and new roads, respectively, from the Mati port to the mining site during the last quarter of 2011.  Total cost of the mining equipment and trucks can be found on page F-9 under Note 3 to the consolidated financial statements.

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

COMPLIANCE WITH ENVIRONMENTAL CONSIDERATIONS AND PERMITTING COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COSTS OR THE VIABILITY OF OUR PROJECTS. THE HISTORICAL TREND TOWARD STRICTER ENVIRONMENTAL REGULATION MAY CONTINUE, AND, AS SUCH, REPRESENTS AN UNKNOWN FACTOR IN OUR PLANNING PROCESSES .

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

EMPLOYEES

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

Oro East Mining, Inc.
(Registrant)

Date: July 17, 2012	By
/s/ Tian Qing Chen

Tian Qing Chen Chairman and Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Date: July 17, 2012	By
/s/ Tian Qing Chen

Tian Qing Chen
Chief Executive Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

Date: July 17, 2012	By
/s/ Linda Chen

Linda Chen
Director