Form 10-Q
period 2012-06-30
Oro East Mining, Inc.
filed 2012-08-10
CIK 1430174

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 27,916,440 shares of common stock, par value $.0001 per share, outstanding as of July 31, 2012.

ORO EAST MINING, INC.

- Table of Contents -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements	1

	Consolidated Balance Sheets - June 30, 2012 (unaudited) and December 31, 2011	1

	Consolidated Statements of Expenses and Comprehensive Loss - Three and six months ended June 30, 2012 and 2011, and for the Cumulative Period from Inception (February 15, 2008) to June 30, 2012 (unaudited)	2

	Consolidated Statements of Cash Flows - Six months ended June 30, 2012 and 2011, and for the Cumulative Period from Inception (February 15, 2008) to June 30, 2012 (unaudited)	3

	Notes to Consolidated Financial Statements (unaudited)	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7

Item 4.	Controls and Procedures	7

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	8

Item 1A.	Risk Factors	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3.	Defaults Upon Senior Securities	8

Item 4.	Mine Safety Disclosures	8

Item 5.	Other Information	8

Item 6.	Exhibits	8

Signatures		9

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Oro East Mining, Inc., a Deleware corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, the exercise of the approximately 85.4% control the Company’s voting securities the Company’s Chief Executive Officer, Tian Qing Chen, holds, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I — FINANCIAL INFORMATION

Item 1.                          FINANCIAL STATEMENTS

ORO EAST MINING, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$14,841	$83,633
Other current assets	754	192
Total current assets	15,595	83,825
Property and equipment, net of depreciation of $49,885 and $29,611	233,889	254,163
TOTAL ASSETS	$249,484	$337,988

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,877	$3,925
Short-term note payable to shareholder	82,000	82,000
Convertible note payable	199,169	199,169
Accrued liabilities	38,528	12,619
Advances-related party	250,978	118,448
Total current liabilities	573,552	416,161

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.0001 par value per share, 100,000,000 shares authorized; 27,916,440 shares issued and outstanding	2,792	2,792
Additional paid-in capital	1,945,425	1,820,703
Accumulated deficit	(2,275,025)	(1,910,151)
Accumulated other comprehensive income	2,740	8,483
TOTAL STOCKHOLDERS' DEFICIT	(324,068)	(78,173)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$249,484	$337,988

See accompanying notes to unaudited consolidated financial statements.

ORO EAST MINING, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES AND COMPREHENSIVE LOSS
(Unaudited)

					February 15,
					2008
					(Inception)
					Through
	Three Months ended June 30,		Six Months ended June 30,		June 30,
	2012	2011	2012	2011	2012
Operating expenses:
General and administrative	$168,557	$176,621	$359,144	$356,969	$1,682,705
Exploration costs	-	341,833	-	555,975	577,417
Total operating expenses	168,557	518,454	359,144	912,944	2,260,122

Other income (expense):
Interest expense	(3,018)	(3,096)	(6,033)	(5,989)	(22,840)
Foreign currency gain (loss)	298	1,099	303	45,631	(20,743)
Gain on disposal of assets	-	-	-	-	28,680
Total other income (expense)	(2,720)	(1,997)	(5,730)	39,642	(14,903)

Net loss	(171,277)	(520,451)	(364,874)	(873,302)	(2,275,025)

Other comprehensive income (loss)
Foreign currency translation adjustment	(3,415)	-	(5,743)	-	2,740

Comprehensive loss	$(174,692)	$(520,451)	$(370,617)	$(873,302)	$(2,272,285)

Basic earnings (loss) per share - Basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding	27,916,440	27,299,590	27,916,440	27,271,464

See accompanying notes to unaudited consolidated financial statements.

ORO EAST MINING, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			February 18,
			2008
			(Inception)
			Through
	Six Months ended		March 31,
	2012	2011	2012
CASH FLOW FROM OPERATING ACTIVITES:
Net loss	$(364,874)	$(873,302)	$(2,275,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,274	18,800	57,974
Gain on disposal of assets	-	-	(28,680)
Share-based compensation	124,722	118,610	370,089
Changes in operating assets and liabilities:
Other current assets	(562)	-	(754)
Accounts payable	(1,048)	31,774	2,877
Accrued liabilities	25,909	6,147	42,971
Net cash used in operating activities	(195,579)	(697,971)	(1,830,548)

CASH FLOW USED IN INVESTING ACTIVITES,
Purchases of property and equipment	-	-	(64,015)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	629,001	1,570,685
Proceeds from short-term note	-	5,001	82,000
Net proceeds from shareholder advances	132,530	114,989	253,979
Net cash provided by financing activities	132,530	748,991	1,906,664

Effect of exchange rate on cash	(5,743)	-	2,740

NET INCREASE (DECREASE) IN CASH	(68,792)	51,020	14,841

CASH AT BEGINNING OF PERIOD	83,633	126,355	-

CASH AT END OF PERIOD	$14,841	$177,375	$14,841

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$4,100

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note payable forgiven by shareholder	$-	$7,443	$7,443
Equipment purchased on short-term note payable	$-	$199,169	$199,169
Trade in of truck	$-	$-	$79,682

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

(b)       Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Under the Jumpstart Our Business Startups Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves to this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

 (c)         Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary.  All significant intercompany accounts and transactions have been eliminated.

(d)         Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature.   The June 30, 2012 interim consolidated financial statements presented herein may not be indicative of the results of the Company for the year ending December 31, 2012. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 30, 2012.

(e)         Share-based Compensation

The Company recognizes the services received in a share-based payment transaction as the services are received. The services received are measured at the fair value of the equity instruments issued.

(f)         Going Concern

The accompanying interim consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying interim consolidated financial statements, the Company has a negative deficit accumulated during the exploration stage of $2,275,025 and has negative working capital of $557,957 at June 30, 2012. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity financing and/or related party advances, but there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying interim consolidated financial statements do not include any adjustments that might arise as a result of this uncertainty.

(g)         Reclassification

 Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 2                        RELATED PARTY TRANSACTIONS

The shareholder and officer of the Company paid expenses on behalf of the Company during the six months ended June 30, 2012. As of June 30, 2012 and December 31, 2011, the Company owed shareholder and officer the amount of $250,978 and $118,448, respectively. The balances are unsecured, non-interest bearing and due on demand.

NOTE 3                        EQUITY

During the fiscal year 2011 and 2010, the Company entered into consulting agreements with two companies to issue up to 24,440 and 225,000 common shares respectively for services to be received over the period of two years. The shares are forfeitable if the services are not provided. The shares were valued at $2 per share for a total of $498,880. During the six months ended June 30, 2012, the Company recognized $124,722 in share based compensation related to the consulting services.

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

In October of 2011, we filed a registration statement on the Form S-1 for the public offering of 6,866,440 shares of common stock (“Offering”), and on July 25, 2012 the SEC approved and declared the effectiveness of the registration statement.

Results of Operations

The following is a summary of the Company’s operation results for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Total operating expenses	$(168,557)	$(518,454)	$(359,144)	$(912,944)
Total other income (expense)	(2,720)	(1,997)	(5,730)	39,642
Net loss	$(171,277)	$(520,451)	$(364,874)	$(873,302)

The Company is still in the exploration stage, and no revenue has been generated since the inception of the Company on February 15, 2008.

Operating expenses decreased by about $350,000 and $550,000 for the three and six months ended June 30, 2012 and 2011 was due to the decrease of about $342,000 and $556,000 in exploration costs for the respective periods.  There were no exploration activities during the first six months of 2012 due to heavy flooding in the Philippines during the first quarter of 2012 and the pending of SEC’s approval of Form S-1 for funding from additional stock issuance.  General and administrative expenses did not change much between the three and six months ended June 30, 2012 and 2011.

Liquidity and Capital Resources

As of June 30, 2012 and December 31, 2011, the Company had a total of $249,484 and 337,988 in assets including $14,841 and $83,633 of cash, respectively.  Decrease of about $89,000 in total assets was due to the $69,000 net cash used for the operations and the $20,000 increase in accumulated depreciation for the first six months of 2012.  The Company also had $573,552 and $416,161 current liabilities as of June 30, 2012 and December 31, 2011, respectively.  Increase of about $157,000 in total current liabilities was due to the increase of $132,000 and $26,000 in related party advances and accrued liabilities, respectively.

The following is a summary of the Company's cash flows provided by (used in) operating and financing activities for the six months ended June 30, 2012 and 2011:

	2012	2011
	(Unaudited)
Net Cash Used In Operating Activities	$(195,579)	$(697,971)
Net Cash Provided By Financing Activities	132,530	748,991
Effect of exchange rate on cash	(5,743)	-
Net increase/(decrease) on cash	$(68,792)	$51,020

Our principal sources of liquidity are our cash and the cash flow provided by the shareholder advances and equity financing.  We believe that further equity financing is needed to satisfy our anticipated cash requirements through the next 12 months.

Total cash decreased by about $69,000 was mainly due to about $196,000 of cash used for funding the operations despite about $132,000 of cash provided by shareholder advances during the six months ended June 30, 2012.  There was no cash used for investing activities during the six months ended June 30, 2012 and 2011.

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

Item 4.                          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2012.   Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2012, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                          LEGAL PROCEEDINGS

The Company is not currently subject to any legal proceedings.  From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant.  There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 1A.                       RISK FACTORS

As a “smaller reporting company” (as defined in Rule 12b-2 of the Exchange Act), the Company is not required to provide information required by this Item 1A.

Item 2.                          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.                          DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                          MINE SAFETY DISCLOSURES

None.

Item 5.                          OTHER INFORMATION

None.

Item 6.                          EXHIBITS

(a)  Exhibits required by Item 601 of Regulation SK.

Exhibit	Description
3.1.1	Certificate of Incorporation (1)
3.1.2	Certificate of Amendment to Certificate of Incorporation (2)
3.2	Bylaws (1)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

(1)  Filed and incorporated by reference to the Company’s Registration Statement on Form 10-SB (File No. 000-53136), as filed with the Securities and Exchange Commission on March 19, 2008.

(2)  Filed and incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-177509), as filed with the Securities and Exchange Commission on January 30, 2012.

*           Filed herewith

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 10, 2012
ORO EAST MINING, INC. (Registrant)

By:	/s/ Tian Q Chen
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
3.1.1	Certificate of Incorporation (1)
3.1.2	Certificate of Amendment to Certificate of Incorporation (2)
3.2	Bylaws (1)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

(1)  Filed and incorporated by reference to the Company’s Registration Statement on Form 10-SB (File No. 000-53136), as filed with the Securities and Exchange Commission on March 19, 2008.

(2)  Filed and incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-177509), as filed with the Securities and Exchange Commission on January 30, 2012.

*           Filed herewith