Form 10-K
period 2012-12-31
Oro East Mining, Inc.
filed 2013-04-12
CIK 1430174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2012

☐ Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number:  000-53136

Oro East Mining, Inc.
(formerly known as Accelerated Acquisitions I, Inc.)

Delaware	26-2012582
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

1127 Webster Street, Suite 28,
Oakland, CA	94607
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (510) 343-6868

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 28,626,290 shares of common stock, par value $.0001 per share, outstanding as of April 10, 2013.

Reporting Currency, Financial, and Other Information

All amounts in this report are expressed in United States (U.S.) dollars, unless otherwise indicated.

Financial information is presented in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

References in this annual report to the “Company,” “we,” “our”, “us”, “Oro East” or “Oro East Mining, Inc.” refer to Oro East Mining, Inc. unless the context otherwise indicates.

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

PART I

Item 1.                     Description of Business.

ORGANIZATION WITHIN THE LAST FIVE YEARS

From inception (February 15, 2008), Oro East Mining, Inc. was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objectives were to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company has since identified mining properties in the Republic of the Philippines, obtained exploration and production rights and is now a minerals exploration company.  We are no longer a blank check company.

On February 15, 2008, the Company sold 5,000,000 shares of Common Stock to Accelerated Venture Partners, LLC for an aggregate investment of $8,000.

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

● Milestone 2	Company’s right of repurchase will lapse with respect to 20% of the Shares upon securing $10 million in available cash (inclusive of any amounts attributable to Milestone 1);
● Milestone 3	Company’s right of repurchase will lapse with Milestone 2);

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

The Company obtained rights to its principal mining claim, MPSA 320-2010-XI, by way of entering into an Assignment of Rights Agreement (“Rights Agreement”), dated July 2, 2010, with Oro East Mining Company Ltd., a Philippines corporation indirectly controlled by Tian Qing Chen, our Chief Executive Officer.  Pursuant to the terms of the Rights Agreement, Assignor assigned to the Company certain rights and obligations with respect to permitted mining claims of approximately $1.6 billion. Pursuant to the Rights Agreement, The Company assumed the rights and obligations of Assignor to explore, extract, refine and produce precious metals and other industrial deposits on the claims and earn fees with respect to such services. By entering into the Rights Agreement, the Company commenced business as an exploration, mining, refinery and production company.   Assignor assigned to the Company two (2) mineral claims with the Mines and Geosciences Bureau for the Republic of the Philippines: MPSA 184-XI and APSA 167-XI “Portfolio of Mineral Claims”, and assigned all mineral rights related to Assignor’s claims to the Company.  After the execution of the Rights Agreement, the numbering of claim “MPSA 184-XI” changed to MPSA 320-2010-XI.  The assignment includes control of the surface, the subsurface and the air above any and all real property or claims owned by Assignor. The Company may freely sell, lease, gift or bequest these rights individually or entirely to others, within the scope and terms of the Rights Agreement and applicable laws of the Republic of Philippines. The Rights Agreement also grants to the Company all rights to production, which shall include but not be limited to right to mineral extraction on all mineral claims and tenements owned or controlled by Assignor, the right to control production in all aspects, right to enter the property and remove the minerals or resources at its election.  The Company intends to focus on extracting gold, silver, copper, iron ore and other industrial minerals.

Under the Mineral Rights Agreement the Republic of the Philippines has granted the Company the rights to the exploration, development and commercialization of gold, copper, silver, zinc and “other associated mineral deposits” for a 25-year term, expiring February 10, 2035.  Company must to commence exploration activities no later than three months after the effective date of the agreement, which the Company has already done, and continue such exploration activities for a term of no longer than six years for nonmetallic metals and eight years for metallic metals.  In the first year, the Company must spend not less than 8,242,000 PhP (approximately $193,000) on its exploration work program.  In the second year, the Company must spend not less than 4,420,000 PhP (approximately $103,500) on its exploration work program.  The Company must complete the development of the mine, including the construction of production facilities, within 36 months from the submission and approval of its Declaration of Mining Project Feasibility under the agreement.

On September 20, 2010, the Company filed a Certificate of Amendment of its Certificate of Incorporation with the Secretary of State of the State of Delaware pursuant to which the Company changed its name from Accelerated Acquisitions I, Inc. to Oro East Mining, Inc.

On September 10, 2010, the Company entered into a Limited Agency and Services Agreement with Sichuan Dujiangyan Weida Company, Limited, dba Weida Co., Ltd. (the “Agent”). Pursuant to the terms of the Limited Agency and Services Agreement, the Agent agreed to perform certain research and purchase certain equipment for use in commencing the Company’s mining operations with respect to the Company’s mining claims in the Philippines. The agent further agreed to fund the cash required to fund the first three months of the Company’s mining operations in the Philippines, including the purchase of the required equipment. As compensation for such services and the purchase of the required equipment, the Company agreed to pay the Agent a maximum of $860,000 on or before November 10, 2010. The payable also carries interest at a rate of four percent (4%) per annum on any unpaid amounts.  At the Agent’s option, the Agent may accept payment of the outstanding balance in the Company’s common stock valued at $2.00 per share.  The Agent also agreed to enter into a covenant not to compete with the Company for the duration of the Limited Agency and Services Agreement and for two (2) years thereafter.  The parties agreed to a liquidated damages provision calling for a payment in the amount of $100,000 in the event of any breach of this covenant not to compete.

On November 18, 2010, Oro East Mining, Inc. invested about $50,000 to establish Oro East Greentech Philippines Inc. (“Greentech”). Greentech is wholly owned by Oro East and will be in charge of the mining business in Philippines. The financial statements presented are consolidated for Oro East Mining, Inc. and Oro East Greentech Philippines Inc.

On December 15, 2010, the Company entered into a Consulting Agreement with Hobson Consultant International, Ltd. (“Hobson”).  In exchange for 225,000 shares of common stock of the Company, Consultant is obligated, for 15 days per month for a term expiring December 15, 2012 to (i) “[w]ork closely with the sales teams to expand business development in the East Asia region,” (ii) “[e]xpand global investment opportunities in the East Asia region by meeting with and preparing presentations for potential investors, venture capitalists, and shareholders;” and (iii) “[n]etwork with East Asia client, business partners, and affiliates to maintain existing and create new relationships.”  The Company believes that Hobson is potentially important to the Company to help the Company find potential investors.   The Company fair valued the shares at $2 per share and recognized the expense earned of $225,000 for services rendered during 2012 and 2011 and have issued 225,000 shares as of December 31, 2012.

On March 1, 2011, the Company hired Ma International and agreed to issue 24,440 shares for the consulting services to be received over the period of two years.  The Company fair valued the shares at $2 per share and recognized the expense earned of $24,444 and $20,367 for the services rendered during 2012 and 2011 and have issued 24,440 shares as of December 31, 2012.

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

On March 1, 2013, the Company filed a Post-Effective Amendment to the Form S-1 to deregister 4,290,150 shares of the Company’s common stock in the offering of 5,000,000 shares of common stock by the Company that remain unsold.  The Company issued a total of 709,850 shares for cash of $2,090,550.

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

The claim is named MPSA 320-2010-XI and is comprised of 7,855 hectares (19,401 acres) of mining rights on Mindanao Island in the Davao region of the Philippines.  The Company’s claim is with respect to all applicable permits obtained to erect infrastructure, refining, smelting plants and power stations for extraction and production of gold and copper as primary targets, and iron ore and other metals as secondary. The Company will continue exploration on MPSA 184 XI as it transitions itself from an exploration company with the intention to become a gold, silver and copper production company with plans to advance the identified MPSA 320-2010-XI deposits through to production.  The Company has not identified any mineral reserves in connection with MPSA 320-2010-XI.

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

The Company has started a smaller scale exploration activities including analyzing the previously completed exploration data, road repairs, and validating certain previous exploration programs since the last quarter of 2012 as we have raised a total of about $2,100,000 from the sale of 696,850 shares of common stock.

Our current plan is to raise an additional $13,000,000 through the issuance of equity and/or debt securities to continue the exploration activities as planned.  If the exploration and fund raising results are favorable, we will proceed to the following phase at an estimated cost of $12,500,000:

1)
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

The above phase will transition the Company into a gold, silver and copper production company and will be contingent upon favorable results from the exploration activities and specific recommendations of a professional geoscientist based on those results. Favorable results means that a geoscientist, engineer or other recognized professional states that there is a strong likelihood of value being added by transitioning into a gold, silver and copper production company, makes a written recommendation that we proceed to the next phase of production, a resolution is approved by the Board of Directors of the Company indicating such work should proceed and that it is feasible to finance the next phase of production.

PROPERTY HISTORY

MPSA 320-2010-XI (7,855 hectares, 19,401 acres) is a tenement claim situated on the outskirts of Davao City in the Philippines. The parcel was applied-registered with the MINES AND GEOSCIENCES BUREAU REGION XI “MGB Region XI” on May 16, 1997.

DESCRIPTION OF CLAIMS

Refer to Item 2 for detailed description of the claims.

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

GOVERNMENT APPROVALS AND RECOMMENDATIONS

The Company has filed an application with the Department of Environment and Natural Resources for the Environmental Compliance Certificate, the only permit required under the MPSA 320-2010-XI for further exploration on the property, and we are waiting for final approval. The permit includes the following items:

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

EMPLOYEES

We have used the services of subcontractors for manual labor exploration work and managing the exploration program.  We have also engaged a North American educated geoscientist as outside consultant to evaluate and conform to American standards and to render independent recommendations. The Company currently has four full and part-time employees and will hire engineers and other subcontractors on an as needed basis.

At present, we have four employees, and they do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, equity compensation, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employee.

Item 1A.                  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.                  Unresolved Staff Comments.

None.

Item 2.                     Description of Properties.

OFFICE FACILITIES

We were incorporated in the State of Delaware on February 15, 2008, and established an end of December fiscal year end. Our corporate headquarters is located at 1127 Webster Street, Suite 28, Oakland, CA 946076 and our telephone number is +1 (510) 343-6868. The Company leases such offices.

The Company leased an office space at Harbourview Horizon All-Suite Hotel Suite I-2005, 12 Hung Lok Road, Hunghom Bay, Kowloon, Hong Kong.  We did not renew the lease after its expiration on January 29, 2013.

EXPLORATION PROPERTY

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

DESCRIPTION OF CLAIMS

The Company acquired all exploration, extraction and production rights from Oro East Mining Company Ltd., a privately-held corporation organized under the laws of the Republic of the Philippines licensed for mine acquisition, exploration, and development.

Prior to the Company’s acquisition of its claims, Oro East Mining Company Ltd. did manual test-pitting, artisanal tunneling and trenching activities which indicated a weighted-average Copper (CU) grades of 2.763% Cu based on length (from 18 laboratory assays on rock samples collected). Based on the 18 samples analysis, the Au (gold) weighted-average analysis content was from 1.528 grams/ton based on length.

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

The project area referred to as Parcel II under MPSA 320-2010-XI with a total area of 4,939 hectares is more or less bounded by latitude 7 02'30” to 7 08'30” and longitude 126 17'00” to 126 19'30”. It is located within Sitio Mabalante, Barangay Calapagan, Municipality of Lupon and Sitio Manlandog, Bait, Antipolo, New Cebu, Botog, Nasa, Barangay Limot, Municipality of Taragona, all in the Province of Davao Oriental. From Davao City, the prospect can be reached on a three (3) to four (4) hours travel via commercial buses plying the Davao-Mati route. From the City of Mati, Mabalante area which is located at the northern part of the claim can be reached in a three (3) to four (4) hours travel on a 4x4 vehicle via the Mati-Tagbinunga-Calatagan Daticor old logging road towards Quinonoan headwaters Skynix camp area. Manlandog area on the other hand is accessible via Mati-Don Salvador-Cangusan access road in a 1-1/2 travel on a 4x4 vehicle or motorcycle. From Sitio Cangusan, another two (2) hours hike on a foot trail to Manlandog exploration fly camp east of Mayo River. The southern part of the claim is accessible via Mati-Limot-Botog access road, all within the Municipality of Taragona, Davo Oriental. The prospect areas which include New Cebu, Bait, Antipolo, Onlo, Botog, and Aponing area, all of which are interconnected by either old logging road or by foot trails.

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

Map of Claim Location MPSA 320-2010-XI Mandanao Island, Davao Oriental.

126°15'00"
126°20'00"
CALATAGAN CAMPSITE
TAMBOANG
COPPER 2
MPSA-320-2010-XI
MUNICIPALITY OF LUPON
MUNICIPALITY OF MATI
MUNICIPALITY OF TARRAGONA
KALAMPUTANGAN
NEW CAMOTES
STA. CRUZ
CABUYAO
TAGBINONGA
BUSO
DON SALVADOR LOPEZ
MAYO
ALIENABLE OR DISPOSABLE
DON ENRIQUE LOPEZ
DON MARTIN MARUNDAN
MATI
MATIAO
PROVINCE OF DAVAO ORIENTAL
MINDANAO, PHILIPPINES

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

Agetro Commodities in not an affiliate of Oro-East Mining Company LTD., Oro East Mining, Inc. or any of their respective affiliates.  Fees paid by Oro-East Mining Company LTD. pursuant to its engagement of Agetro with respect to its report are $7,500, and the only fees paid by Oro-East Mining Company LTD. or Oro East Mining, Inc. to Agetro during the past three fiscal years is such $7,500.

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

MINING EQUIPMENT AND TRUCKS

We purchased certain brand new mining equipment including crush machine, lab test and camp site equipment, generator, and sky cable car, and used trucks for the exploration activities on the mining site MPSA 320-2-010-XI.  We repaired and built approximately 10 and 16 kilometers of roads from the Mati port to the mining site during the last quarter of 2012 and 2011, respectively.  Total cost of the mining equipment and trucks can be found on page 27 under Note 3 to the consolidated financial statements.

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

PART II

Item 5.                     Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value of $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 28,626,290 shares of common stock, par value $.0001 per share, outstanding as of March 20, 2013.

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

The Company also issued a total of 249,440 common shares to two companies for consulting services during 2012 and 2011.  The Company recognized a total of $249,444 and $245,367 share-based payment expenses during 2012 and 2011, respectively.

The Company sold 269,550 and 579,500 shares of common stock to other investors for cash of $808,650 and $1,159,000 during 2012 and 2011, respectively.  In February 2013, the Company sold an additional 427,300 shares for cash of $1,281,900.

The Company has issued a total of 709,850 registered shares of common stock for cash of about $2,100,000 after the effectiveness of the registration statement on the Form S-1.  As of the filing date of this annual report, the Company has used about $1,000,000 for road repairs and other smaller scale exploration activities, $300,000 for repayments of notes payable, $200,000 for repayments of shareholder/officer advances, and $450,000 for payments of operating expenses.

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

Securities Authorized for Issuance under Equity Compensation Plans

We have no equity compensation or stock option plans. We may in the future adopt a stock option or equity compensation plan as our mineral exploration activities progress.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the year ended December 31, 2012.

Issuer Purchases of Equity Securities

As of this reporting, there are none.

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

On July 25, 2012, the SEC approved and declared the effectiveness of the registration statement on the Form S-1 for the public offering of 6,866,440 shares of common stock (“Offering”).  On March 1, 2013, the Company filed a Post-Effective Amendment to the Form S-1 to deregister 4,290,150 shares of the Company’s common stock in the offering of 5,000,000 shares of common stock by the Company that remain unsold.  The Company issued a total of 709,850 shares for cash of $2,090,550.

During 2012, the Company spent about $700,000 for road repairs and other smaller scale exploration activities of the mining site MPSA 320-200-XI as discussed on page xx under the heading “Description of Business”.  We have engaged a U.S. certified geoscientist to evaluate and conform to U.S. standards.

Our plan of operation for the period through December 31, 2013 is:

1.  Obtain the mining permit from the Department of Environment and Natural Resources of the Philippines which includes Environmental Compliance Certificate, Environmental Protection and Enhancement Program, and Final Mine Rehabilitation and/or Decommissioning Plan.

2.  Raise additional capital fund required for a larger scale exploration activities and production.

3.  Outsource a refinery facility utilizing green technology if we are successful in being able to secure the capital funding required to complete the exploration phase.

Liquidity and Capital Resources

As of December 31, 2012 and 2011, the Company had a total of $690,440 and 337,988 in assets, respectively.  The Company also had $939,281 and $416,161 current liabilities as of December 31, 2012 and 2011, respectively.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2012 and 2011:

	2012	2011
Net Cash Used In Operating Activities	$(425,179)	$(1,326,723)
Net Cash Used In Investing Activities	(14,551)	-
Net Cash Provided By Financing Activities	735,529	1,275,518
Effect of exchange rate on cash	(4,684)	8,483
Net Increase (Decrease) In Cash	$291,115	$(42,722)

Total cash increased by about $290,000 was mainly due to about $810,000 million of cash provided by the stock issuances despite about $425,000, $82,000, and $15,000 of cash used in funding the operations, repayment of a short-term note, and acquisition of computer and office equipment respectively, during the year ended December 31, 2012.

Results of Operations

The following is a summary of the Company’s operation results for the years ended December 31, 2012 and 2011:

	2012	2011
Total operating expenses	$(1,213,506)	$(1,523,201)
Total other income (expense)	(10,572)	(110)
Net loss	$(1,224,078)	$(1,523,311)

The Company is still in the exploration stage, and no revenue has been generated since the inception of the Company on February 15, 2008.

Net loss decreased by about $300,000 from 2011 to 2012 due to the decrease of about $170,000 and $130,000 in exploration costs and general and administrative expenses, respectively.  Decrease of $170,000 in exploration costs was due to the decrease in exploration activities during the first nine months of 2012.  There were no operating activities during the first nine months of 2012 due to heavy flooding in the Philippines during the first quarter of 2012 and the pending of SEC’s approval of Form S-1 for funding from additional stock issuance.  The Form S-1 was approved by the SEC on July 25, 2012, and exploration activities resumed during the last quarter of 2012.  Decrease of $130,000 in general and administrative expenses was mainly due to the decrease in legal and professional fees attributable to the decrease in exploration activities during 2012.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit during the exploration stage of $3,134,229 and a negative working capital of $476,253 at December 31, 2012. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profit from mining operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from the normal business operations when they come due. Management’s plan includes obtaining additional funds by equity financing and/or related party advances, but there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Oro East Mining, Inc.
(An Exploration Stage Company)
Oakland, California

We have audited the accompanying consolidated balance sheets of Oro East Mining, Inc. and its subsidiaries, (An Exploration Stage Company), (collectively, the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of expenses and comprehensive loss, changes in stockholders' deficit, and cash flows for the years then ended and from February 15, 2008 (inception) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oro East Mining, Inc. and its subsidiaries as of December 31, 2012 and 2011 and the results of their operations, and their cash flows for the years then ended and from February 15, 2008 (inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MALONE BAILEY, LLP
www.malonebailey.com
Houston, Texas

April 12, 2013

ORO EAST MINING, INC
 (An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$374,748	$83,633
Prepaid expenses	87,339	-
Other current assets	941	192
Total current assets	463,028	83,825
Property and equipment, net of accumulated depreciation of $70,913 and $29,611, respectively	227,412	254,163
TOTAL ASSETS	$690,440	$337,988

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$20,830	$3,925
Due to related party	11,000	-
Short-term note payable to shareholder	-	82,000
Convertible note payable	199,169	199,169
Accrued consulting costs	552,318	-
Other accrued liabilities	28,637	12,619
Advances-related party	127,327	118,448
Total current liabilities	939,281	416,161

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.0001 par value per share, 100,000,000 shares authorized; 28,198,990 and 27,916,440 shares issued and outstanding, respectively	2,820	2,792
Additional paid-in capital	2,878,769	1,820,703
Accumulated deficit	(3,134,229)	(1,910,151)
Accumulated other comprehensive income	3,799	8,483
TOTAL STOCKHOLDERS' DEFICIT	(248,841)	(78,173)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$690,440	$337,988

See accompanying notes to consolidated audited financial statements.

ORO EAST MINING, INC
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES AND COMPREHENSIVE LOSS

			February 15,
			2008
			(Inception)
	Year ended	Year ended	Through
	December 31,	December 31,	December 31,
	2012	2011	2012
Operating expenses:
General and administrative	$807,606	$945,784	$2,131,167
Exploration costs	405,900	577,417	983,317
Total operating expenses	1,213,506	1,523,201	3,114,484

Other income (expense):
Interest expense	(11,054)	(12,154)	(27,860)
Foreign currency gain (loss)	482	(16,636)	(20,565)
Gain on disposal of assets	-	28,680	28,680
Total other expense	(10,572)	(110)	(19,745)

Net loss	(1,224,078)	(1,523,311)	(3,134,229)

Other comprehensive income (loss),
Foreign currency translation adjustment	(4,684)	8,483	3,799

Comprehensive loss	$(1,228,762)	$(1,514,828)	$(3,130,430)

Basic earnings (loss) per share - Basic and diluted	$(0.04)	$(0.06)

Weighted average number of common shares outstanding	27,930,183	27,660,344

See accompanying notes to consolidated audited financial statements.

ORO EAST MINING, INC)
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)
From February 15, 2008 (Inception) through December 31, 2012

						Accumulated	Accumulated	Total
					Additional	Deficit during	Other	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Exploration	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	Income	(Deficit)

Balance at February 15, 2008 (Inception)	-	$-	-	$-	$-	$-	$-	$-
Shares issued for cash	-	-	5,000,000	500	7,500	-	-	8,000
Net loss	-	-	-	-	-	(10,836)	-	(10,836)

Balance at December 31, 2008	-	-	5,000,000	500	7,500	(10,836)	-	(2,836)
Net loss	-	-	-	-	-	(6,792)	-	(6,792)

Balance at December 31, 2009	-	-	5,000,000	500	7,500	(17,628)	-	(9,628)
Shares issued for investors	-	-	23,850,000	2,385	-	-	-	2,385
Shares issued for investors	-	-	1,500,000	150	-	-	-	150
Shares issued for cash	-	-	250,500	25	401,475	-	-	401,500
Shares canceled, and debt forgiven	-	-	(3,500,000)	(350)	7,443	-	-	7,093
Net loss	-	-	-	-	-	(369,212)	-	(369,212)

Balance at December 31, 2010	-	-	27,100,500	2,710	416,418	(386,840)	-	32,288
Shares issued for cash	-	-	579,500	58	1,158,942	-	-	1,159,000
Shares issued for services	-	-	236,440	24	245,343	-	-	245,367
Net loss	-	-	-	-	-	(1,523,311)	-	(1,523,311)
Other comprehensive income	-	-	-	-	-	-	8,483	8,483

Balance at December 31, 2011	-	$-	27,916,440	$2,792	$1,820,703	$(1,910,151)	$8,483	$(78,173)

Shares issued for cash	-	-	269,550	27	808,623	-	-	808,650
Shares issued for services	-	-	13,000	1	38,999	-	-	39,000
Share-based compensation	-	-	-	-	210,444	-	-	210,444
Net loss	-	-	-	-	-	(1,224,078)	-	(1,224,078)
Other comprehensive loss	-	-	-	-	-	-	(4,684)	(4,684)
Balance at December 31, 2012		$-	28,198,990	$2,820	$2,878,769	$(3,134,229)	$3,799	$(248,841)

See accompanying notes to consolidated audited financial statements.

ORO EAST MINING, INC
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended	February 15, 2008 (Inception) Through
	December 31,	December 31,	December 31,
	2012	2011	2012
CASH FLOW FROM OPERATING ACTIVITES:
Net loss	$(1,224,078)	$(1,523,311)	$(3,134,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	41,302	37,700	79,002
Gain on disposal of assets	-	(28,680)	(28,680)
Share-based compensation	249,444	245,367	494,811
Changes in operating assets and liabilities:
Prepaid expenses	(87,339)	-	(87,339)
Other current assets	(749)	1,232	(940)
Accounts payable	16,905	(66,997)	20,830
Accounts payable- related party	11,000	-	11,000
Accrued liabilities	568,336	7,966	585,397
Net cash used in operating activities	(425,179)	(1,326,723)	(2,060,148)

CASH FLOW USED IN INVESTING ACTIVITES,
Purchases of property and equipment	(14,551)	-	(78,566)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	808,650	1,159,000	2,379,335
Proceeds from short-term note	-	-	82,000
Repayment of short-term note	(82,000)	-	(82,000)
Net proceeds from shareholder advances	8,879	116,518	130,328
Net cash provided by financing activities	735,529	1,275,518	2,509,663

Effect of exchange rate on cash	(4,684)	8,483	3,799

NET INCREASE (DECREASE) IN CASH	291,115	(42,722)	374,748

CASH AT BEGINNING OF PERIOD	83,633	126,335	-

CASH AT END OF PERIOD	$374,748	$83,633	$374,748

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$5,811	$4,100	$9,911

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note payable forgiven by shareholder	$-	$-	$7,443
Equipment purchased on short-term note payable	$-	$-	$199,169
Trade in of truck	$-	$79,682	$79,682

See accompanying notes to consolidated audited financial statements.

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

(d)         Exploration Stage Company

The consolidated financial statements are presented in accordance with Accounting Standards Codification 915 and SEC Industry Guide 7 for its characterization to be in the exploration stage.

(e)         Use of Estimates

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

 (f)         Cash and Cash Equivalents

Cash consists of deposits with banks or other financial institutions.  The Company considers all highly liquid investments with original maturity of three months or less to be cash equivalents.  There were no cash equivalents as of December 31, 2011 and 2010.

(g)         Exploration Costs

Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified.   The Company has not established any proven or probable reserves on its mineral properties.

(h)         Share-based Compensation

The Company recognizes the services received in a share-based payment transaction as the services are received.  The services received are measured at the fair value of the equity instruments issued.  See Note 2.

(i)          Income Taxes

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

(j)          Foreign Currency Translation

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

(k)         Earnings (Loss) per Common Share

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

(l)          Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

(m)           Property and Equipment

Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are 5 to 7 years.

(n)        Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit during the exploration stage of $3,134,229 and a negative working capital of $476,253 at December 31, 2012. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profit from mining operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from the normal business operations when they come due. Management’s plan includes obtaining additional funds by equity financing and/or related party advances, but there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE 2                  CAPITAL STOCK

The Company sold 269,550 and 579,500 shares of common stock to other investors for cash of $808,650 and $1,159,000 during 2012 and 2011, respectively.  In February 2013, the Company sold an additional 427,300 shares for cash of $1,281,900.

The Company also issued a total of 249,440 common shares to two companies for consulting services during 2012 and 2011.  The Company recognized a total of $249,444 and $245,367 share-based payment expenses during 2012 and 2011, respectively.

NOTE 3                  PROPERTY AND EQUIPMENT

Property and equipment consists of mining equipment, truck, and computer and office equipment.  All mining equipment and trucks are located in the Philippines.  Property and equipment is depreciated on a straight-line basis.  A summary of property and equipment and useful lives is as follows:

	December 31,		Useful life
	2012	2011	(in years)
Mining equipment	$204,093	$204,093	7
Truck	79,681	79,681	7
Computer and office equipment	14,551	-	5
Total	298,325	283,774
Less: accumulated depreciation	(70,913)	(29,611)
	$227,412	$254,163

The Company recorded a depreciation expense of $41,302 and $37,700 for 2012 and 2011, respectively.  During 2011, the Company traded three trucks purchased in 2010 resulting in a gain of $28,680.

NOTE 4                  SHORT-TERM NOTE

The Company paid off the $82,000 short-term note to a shareholder in December 2012.  The note was with interest at 5% with no collateral. The Company also paid $5,811 and $4,100 in interest during 2012 and 2011, respectively.

NOTE 5                  CONVERTIBLE NOTE PAYABLE

The Company signed a contract with Sichuan Dujiangyan Weida Company (“Weida”), Ltd on September 3, 2010 for equipment and services originally due by November 2010.  Weida gave the Company an $860,000 credit line with interest at 4% per annum.  Weida had the option to receive the consideration as stock at $2.00 USD per share, up to the amount Weida is owed.  Weida had extended the due date of the credit line to November 30, 2012.  As of December 31, 2012 and 2011, the Company has borrowed $199,169 against the credit line and has accrued interest of $17,874 and $10,564, respectively.  The Company paid off the principal and accrued interest balance totaling $217,043 in January 2013.

NOTE 6                  INCOME TAXES

During 2012 and 2011, the Company incurred a net operating loss and therefore has no tax liability.  As of December 31, 2012, our federal net operating loss carryforwards for income tax purposes were approximately $2.6 million.  If not utilized, the federal net operating loss carryforwards will begin to expire in 2032. The net operating loss carryforwards may be subject to various annual limitations under Section 382 of the Internal Revenue Code.

The net deferred tax asset generated by the operating loss carry-forward has been fully reserved as we believe it is more likely than not that those assets will not be realized.

At December 31, 2012 and 2011, deferred tax asset consisted approximately of $890,000 and $565,000, respectively, with full valuation allowance for both years.

NOTE 7                  RELATED PARTY TRANSACTIONS

The shareholder and officer of the Company paid expenses on behalf of the Company during 2012 and 2011.  As of December 31, 2012 and 2011, the Company owed shareholder and officer the amount of $127,327 and $118,448, respectively. The balances are unsecured, non-interest bearing and due on demand.

The Company also has a payable of $11,000 to a shareholder as of December 31, 2012 for consulting service performed in 2012.

ITEM 9.                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As of this reporting, there are none.

ITEM 9A(T).          CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2012.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fiscal year ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION

As of this reporting, there are none.

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s officers and directors:

Name	Age	Positions
Tian Qing Chen	51	CEO and Chairman of the Board
Linda Chen	57	Director
Danni Zhong	45	President
Romy Yulo	50	COO

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

We have used the services of subcontractors for manual labor exploration work and managing the exploration program.  We have also engaged a North American educated geoscientist as outside consultant to evaluate and conform to American standards and to render independent recommendations. The Company currently has four full and part-time employees and will hire engineers and other subcontractors on an as needed basis.

At present, we have four employees, and they do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employee.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2012, all reports required to be filed were filed on a timely basis.

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

ITEM 11.                EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for the fiscal periods indicated:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Tian Qing Chen (1)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
Danni Zhong (2)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
Romy Yulo (3)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

(1) Chairman and Chief Executive Officer.
(2) President.
(3) Chief Operating Officer.

Employment Agreements

The Company is not a party to any employment agreement and has no compensation agreement with any of its officers and directors.

Director Compensation

The following table sets forth director compensation as of December 31, 2012:

Name	Fees Earned Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Tian Qing Chen	0	0	0	0	0	0	0
Linda Chen	0	0	0	0	0	0	0

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists, as of December 31, 2012, the number of shares of common stock of the Company that are beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 28,626,290 shares of our common stock issued and outstanding as of the date of this annual report. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

		Name of Shares Owned	Percent of Class
Title of Class	Name and Address of Beneficial Owner	Beneficially	Owned

Common Stock	Tian Qing Chen, Chief Executive Officer, and Director (1)	23,850,000	85.43%
Common Stock	Accelerated Venture Partners, LLC	3,000,000	10.74%
Common Stock	Romy Yulo, Chief Operating Officer (1)	1,000	*
Common Stock	Linda Chen, Director (1)	1,000	*
Common Stock	Danni Zhong, President (1)	0	0%
Common Stock	All executive officers and directors as a group	26,852,000	96.17%

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

The shareholder and officer of the Company paid expenses on behalf of the Company during 2012 and 2011.  As of December 31, 2012 and 2011, the Company owed shareholder and officer the amount of $127,327 and $118,448, respectively. The balances are unsecured, non-interest bearing and due on demand.

The Company paid off a short-term note of $82,000 to a shareholder in December 2012.  The Company also paid $5,811 and $4,110 in interest for the note during 2012 and 2011, respectively.

The Company also has a payable of $11,000 to a shareholder as of December 31, 2012 for consulting service performed in 2012.

Director Independence

Our board of directors is currently composed of two members, and both do not qualify as an independent director under the Sarbanes-Oxley Act of 2002 and section 10A(m)(3) of the Exchange Act.

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

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

For 2012 and 2011, we were billed approximately $20,600 and $26,000 for professional services rendered for the audit and review of our consolidated financial statements.

Audit-Related Fees

-$0-

Tax Fees

-$0-

All Other Fees

-$0-

The Board Of Directors Pre-Approval Policies

We do not have a separate audit committee. Our board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the year ended December 31, 2012, 100% of audit-related services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption "All Other Fees", which are currently none, is compatible with maintaining the auditor's independence.

The board approved all fees described above.

PART IV

ITEM 15.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this 10-K:

1.  The following exhibits are filed as part of this report:

Exhibit	Description

3.1.1	Articles of Incorporation of Accelerated Acquisitions I, Inc.(1)
3.1.2	Certificate of Amendment to Articles of Incorporation (10)
3.2	Bylaws of the Registrant (8)
4.1	Specimen Stock Certificate (9)
10.1	Assignment Agreement between Accelerated Acquisitions I, Inc. and Oro-East Mining Company Ltd. (7)
10.2	Consulting Agreement between Accelerated Acquisitions I, Inc. and Accelerated Venture Partners, LLC (2)
10.3	Consulting Agreement between Ma International and Oro East Mining, Inc. (3)
10.4	Consulting Agreement between Hobson Consultant Limited and Oro East Mining , Inc. (3)
10.5	Limited Agency and Services Agreement dated September 10, 2010, by and between Registrant and Sichuan Dujiangyan Weida Company, Limited, dba Weida Co., Ltd. (4)
10.6	Mineral Production Sharing Agreement, dated February 10, 2010, by and between Registrant and the Republic of the Philippines (11)
10.7	Subscription Agreement, dated of June 24, 2010, between Accelerated Acquisitions I, Inc. and Mutual Gain Hong Kong, Limited (5)
10.8	Letter dated June 24, 2009 from Accelerated Venture Partners to Accelerated Acquisitions I, Inc. regarding the tender of shares for cancellation (6)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-12G (File No. 000-53136) filed with the Commission on March 19, 2008
(2)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K (File No. 000-53136) filed with the Commission on June 25, 2010.
(3)	Incorporated by reference to the Registrant’s Form S-1 (File No. 333-177509) filed with the Commission on October 26, 2011.
(4)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 000-53136) filed with the Commission on September 29, 2010.
(5)	Incorporated by reference to Exhibit 10.1 the Registrant’s Form 8-K (File No. 000-53136) filed with the Commission on June 25, 2010.
(6)	Incorporated by reference to Exhibit 10.2 the Registrant’s Form 8-K (File No. 000-53136) filed with the Commission on June 25, 2010.
(7)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Amendment No. 1 to Form S-1 (File No. 333-177509) filed with the Commission on January 30, 2012.
(8)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-12G (File No. 000-53136) filed with the Commission on March 19, 2008.
(9)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 1 to Form S-1 (File No. 333-177509) filed with the Commission on January 30, 2012.
(10)	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Amendment No. 1 to Form S-1 (File No. 333-177509) filed with the Commission on January 30, 2012.
(11)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Amendment No. 2 to Form S01 (File No. 333-177509) filed with the Commission on March 1, 2012
*	Filed herewith.

2.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of MaloneBailey, LLP Independent Registered Certified Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2012 and 2011

•	Consolidated Statements of Expenses and Comprehensive Loss for the period from February 18, 2008 to December 31, 2012 and for the years ended December 31, 2012 and 2011

•	Consolidated Statements of Stockholders’ Equity (Deficit) for the period from February 18, 2008 to December 31, 2012

•	Consolidated Statement of Cash Flows for the period from February 18, 2008 to December 31, 2012 and for the years ended December 31, 2012 and 2011

•	Notes to Consolidated Financial Statements

3.  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oro East Mining, Inc.
(Registrant)

Date: April 12, 2013	By
/s/ Tian Qing Chen

Tian Qing Chen Chairman and Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Date: April 12, 2013	By
/s/ Tian Qing Chen

Tian Qing Chen
Chief Executive Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

Date: April 12, 2013	By
/s/ Linda Chen

Linda Chen
Director