Form 10-Q
period 2013-03-31
Oro East Mining, Inc.
filed 2013-05-10
CIK 1430174

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number 000-53136

Oro East Mining, Inc.

Delaware
(State or other jurisdiction of incorporation or organization)

26-2012582
(I.R.S. Employer Identification Number)

7817 Oakport Street, Suite 205, Oakland, CA 94621
(Address of Principal Offices)

(510) 638-5000
(Issuer’s Telephone Number)

1127 Webster Street, Suite 28, Oakland, CA 94607
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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 28,626,290 shares of common stock, par value $.0001 per share, outstanding as of May 8, 2013.

ORO EAST MINING, INC.

- Table of Contents -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements	1

	Consolidated Balance Sheets - March 31, 2013 (unaudited) and December 31, 2012	1

	Consolidated Statements of Expenses and Comprehensive Loss - Three months ended March 31, 2013 and 2012, and for the Cumulative Period from Inception (February 15, 2008) to March 31, 2013 (unaudited)	2

	Consolidated Statements of Cash Flows - Three months ended March 31, 2013 and 2012, and for the Cumulative Period from Inception (February 15, 2008) to March 31, 2013 (unaudited)	3

	Notes to Consolidated Financial Statements (unaudited)	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7

Item 4.	Controls and Procedures	7

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	8

Item 1A.	Risk Factors	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3.	Defaults Upon Senior Securities	8

Item 4.	Mine Safety Disclosures	8

Item 5.	Other Information	8

Item 6.	Exhibits	9

Signatures		10

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Oro East Mining, Inc., a Delaware corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, the exercise of the approximately 83.3% control the Company’s voting securities the Company’s Chief Executive Officer, Tian Qing Chen, holds, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I — FINANCIAL INFORMATION

Item 1.             FINANCIAL STATEMENTS

ORO EAST MINING, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$245,373	$374,748
Prepaid expenses	143,162	87,339
Other current assets	493	941
Total current assets	389,028	463,028
Property and equipment, net of depreciation of $81,806 and $70,913	217,441	227,412
TOTAL ASSETS	$606,469	$690,440

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$26,875	$20,830
Due to related party	11,000	11,000
Convertible note payable	-	199,169
Accrued consulting costs	-	552,318
Other accrued liabilities	14,474	28,637
Advances-related party	78,672	127,327
Total current liabilities	131,021	939,281

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.0001 par value per share, 100,000,000 shares authorized; 28,626,290 and 28,198,990 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	2,863	2,820
Additional paid-in capital	4,164,700	2,878,769
Accumulated deficit	(3,686,744)	(3,134,229)
Accumulated other comprehensive income (loss)	(5,371)	3,799
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	475,448	(248,841)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$606,469	$690,440

See accompanying notes to unaudited consolidated financial statements.

ORO EAST MINING, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES AND COMPREHENSIVE LOSS
(Unaudited)

			February 15,
			2008
			(Inception)
			Through
	Three months ended March 31,		March 31,
	2013	2012	2013
Operating expenses:
General and administrative	$203,805	$190,585	$2,334,972
Exploration costs	348,759	-	1,332,076
Total operating expenses	552,564	190,585	3,667,048

Other income (expense):
Interest expense	-	(3,016)	(27,860)
Foreign currency gain (loss)	49	4	(20,516)
Gain on disposal of assets	-	-	28,680
Total other income (expense)	49	(3,012)	(19,696)

Net loss	(552,515)	(193,597)	(3,686,744)

Other comprehensive loss,
Foreign currency translation adjustment	(9,170)	(2,328)	(5,371)

Comprehensive loss	$(561,685)	$(195,925)	$(3,692,115)

Basic earnings (loss) per share - Basic and diluted	$(0.02)	$(0.01)

Weighted average number of common shares outstanding	28,346,171	27,916,440

See accompanying notes to unaudited consolidated financial statements.

ORO EAST MINING, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			February 18,
			2008
			(Inception)
			Through
	Three Months ended March 31,		March 31,
	2013	2012	2013
CASH FLOW FROM OPERATING ACTIVITES:
Net loss	$(552,515)	$(193,597)	$(3,686,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,893	10,137	89,895
Gain on disposal of assets	-	-	(28,680)
Share-based compensation	4,074	62,361	498,885
Changes in operating assets and liabilities:
Prepaid expenses	(55,823)	-	(143,162)
Other current assets	448	-	(492)
Accounts payable	6,045	10,900	26,875
Accounts payable – related party	-	-	11,000
Accrued liabilities	(566,482)	11,578	18,915
Net cash used in operating activities	(1,153,360)	(98,621)	(3,213,508)

CASH FLOW USED IN INVESTING ACTIVITES,
Purchases of property and equipment	(922)	-	(79,488)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,281,900	-	3,661,235
Proceeds from short-term note	-	-	82,000
Repayment of short-term note	-	-	(82,000)
Repayment of convertible note	(199,169)	-	(199,169)
Net proceeds from (repayment of) shareholder advances	(48,654)	63,346	81,674
Net cash provided by financing activities	1,034,077	63,346	3,543,740

Effect of exchange rate on cash	(9,170)	(2,328)	(5,371)

NET INCREASE (DECREASE) IN CASH	(129,375)	(37,603)	245,373

CASH AT BEGINNING OF PERIOD	374,748	83,633	-

CASH AT END OF PERIOD	$245,373	$46,030	$245,373

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$17,874	$-	$27,785

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note payable forgiven by shareholder	$-	$-	$7,443
Equipment purchased on short-term note payable	$-	$-	$199,169
Trade in of truck	$-	$-	$79,682

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

(d)         Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature.   The March 31, 2013 interim consolidated financial statements presented herein may not be indicative of the results of the Company for the year ending December 31, 2013. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on April 12, 2013.

(e)         Share-based Compensation

The Company recognizes the services received in a share-based payment transaction as the services are received. The services received are measured at the fair value of the equity instruments issued.

NOTE 2          GOING CONCERN

The accompanying interim consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying interim consolidated financial statements, the Company has a negative deficit accumulated during the exploration stage of $3,686,744 and has working capital of $258,007 at March 31, 2013. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity financing and/or related party advances, but there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying interim consolidated financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE 3          RELATED PARTY TRANSACTIONS

The shareholder and officer of the Company paid expenses on behalf of the Company during the three months ended March 31, 2013. As of March 31, 2013 and December 31, 2012, the Company owed a shareholder and officer the amount of $78,672 and $127,327, respectively. The balances are unsecured, non-interest bearing and due on demand.

NOTE 4          EQUITY

The Company recognized $4,074 in share-based compensation for consulting services provided during the three months ended March 31, 2013.  The shares for these services were issued during 2012 and 2011.

During the three months ended March 31, 2013, the Company issued 427,300 common shares at $3 per share for $1,281,900.

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

Our plan of operation for 2013 is:

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

Results of Operations

The following is a summary of the Company’s operation results for the three months ended March 31, 2013 and 2012:

	2013	2012
	(Unaudited)
Total operating expenses	$(552,564)	$(190,585)
Total other income (expense)	49	(3,012)
Net loss	$(552,515)	$(193,597)

The Company is still in the exploration stage, and no revenue has been generated since the inception of the Company on February 15, 2008.

Operating expenses increased by about $362,000 for the three months ended March 31, 2013 and 2012 was due to the increase of about $350,000 in exploration costs for the respective periods.  There were no exploration activities due to heavy flooding in the Philippines during the first quarter of 2012.  Beginning in the last quarter of 2012, we started smaller scale exploration activities.  General and administrative expenses did not change much between the two quarters ended March 31, 2013 and 2012.

Liquidity and Capital Resources

As of March 31, 2013 and December 31, 2012, the Company had a total of $606,469 and 690,440 in assets including $245,373 and $374,748 of cash, respectively.  Decrease of about $84,000 in total assets was due to the $129,000 decrease in cash and the $56,000 and $11,000 increase in prepaid expenses and accumulated depreciation for the first three months of 2012.  The Company also had $131,020 and $939,281 current liabilities as of March 31, 2013 and December 31, 2012, respectively.  Decrease of about $808,000 in total current liabilities was due to the decrease of $560,000, $199,000, and $49,000 in accounts payable and accrued liabilities, convertible note, and related party advance, respectively.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2013 and 2012:

	2013	2012
	(Unaudited)
Net Cash Used In Operating Activities	$(1,153,360)	$(98,621)
Net Cash Used In Investing Activities	(922)	-
Net Cash Provided By Financing Activities	1,034,077	63,346
Effect Of Exchange Rate On Cash	(9,170)	(2,328)
Net Decrease In Cash	$(129,375)	$(37,603)

Our principal sources of liquidity are our cash and the cash flow provided by the shareholder advances and equity financing.  We believe that further equity financing is needed to satisfy our anticipated cash requirements through the next 12 months.

Total cash decreased by about $129,000 was mainly due to about $1,153,000, $199,000, and $49,000 of cash used for funding the operations, repayment of a convertible note, and repayment of shareholder/officer advances, respectively, despite about $1,282,000 of cash provided by stock issuances during the three months ended March 31, 2013.

Critical Accounting Policies

There have been no material changes in the critical accounting policies since December 31, 2012.

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

Item 4.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2013.   Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.             DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.             MINE SAFETY DISCLOSURES

None.

Item 5.             OTHER INFORMATION

Resignation of Officers

On May 1, 2013 Romy Yulo resigned as Chief Operating Officer of the Company.

On May 1, 2013 Tian Q. Chen resigned as Chief Financial Officer of the Company.  Mr. Chen remains with the Company in his positions of Chief Executive Officer and Chairman of the Board of Directors.

Appointment of Chief Financial Officer

On May 1, 2013 Rex Yuen was appointed as Chief Financial Officer of the Company.  Mr. Yuen has been an accounting advisor to the Company since February 2012.

Mr. Yuen brings a decade-long pedigree of service as Chief Financial Officer and controller of other companies located throughout the United States and Asia.  He has practiced public accounting both domestically and internationally, with over 10 years of experience.  Mr. Yuen has broad experience in the implementation of cost management initiatives, capitalizing on new growth opportunities, acquisition integration, strategic planning, resource allocation, and cost accounting in U.S., China, and Hong Kong corporations. He brings to Oro East his knowledge of Sarbanes-Oxley implementation and controls, tax compliance, and corporate organizational development.

From March 2012 until February 2013, Mr. Yuen was Chief Financial Officer of Glacier Diamond, Inc.  From March 2001 until March 2006, and from December 2007 until February 2012, Mr. Yuen was an Audit Manager with Mah & Associates, LLP.  From December 2006 until November 2007, Mr. Yuen was an Audit Manager with Stonefield Josephson, Inc. (which later merged with Marcum LLP).  From December 1994 to January 1998, Mr. Yuen was Chief Financial Officer of Full Dollar Investment & Development Inc.

From September 1999 to March 2001, Mr. Yuen attended University of California at Los Angeles where he obtained a Bachelor of Arts degree in Business Economics, with honors, and a minor in accounting.  From January 1998 until June 1999, Mr. Yuen attended De Anza College, and from September 1982 until June 1985, Mr. Yuen attended Hong Kong Polytechnic University, where he obtained a Higher Diploma in Marine Electronics.

Mr. Yuen is a member of the AICPA; he is a Certified Public Accountant and Chartered Global Management Accountant.

The Company and Mr. Yuen entered into an Employment Agreement dated May 1, 2013, pursuant to which the Company will pay Mr. Yuen an annual base salary of $85,000 for Mr. Yuen to serve as the Company’s Chief Financial Officer.  There is no term to the Employment Agreement and Mr. Yuen is an at-will employee of the Company.  The Employment Agreement also provides for Mr. Yuen to participate in our employee benefit programs and provides for other customary benefits.  In addition, Mr. Yuen will receive 60,000 shares of common stock of the Company, which vest over the course of five years, according to the following schedule, provided that he is still an employee at the time any vesting date:  (i) 10% of the shares vest on May 1, 2014, (ii) 25% shares vest on May 1, 2015, (iii) 45% shares vest on May 1, 2016, (iv) 70% shares vest on May 1, 2017 and (v) 100% shares vest on May 2018.

Adoption of 2013 Stock Incentive Plan

On May 8, 2013, the Board of Directors of the Company approved and adopted the terms and provisions of a 2013 Stock Incentive Plan for the Company.  An aggregate of 5,000,000 shares of the Company’s common stock are initially reserved for issuance upon exercise of nonqualified and/or incentive stock options and other securities which may be granted under the 2013 Stock Incentive Plan.  No securities have yet been issued under the 2013 Stock Incentive Plan.

Item 6.             EXHIBITS

(a)  Exhibits required by Item 601 of Regulation SK.

Exhibit	Description
3.1.1	Certificate of Incorporation (1)
3.1.2	Certificate of Amendment to Certificate of Incorporation (2)
3.2	Bylaws (1)
4.1	2013 Stock Incentive Plan *
10.1	Employment Agreement with the Chief Financial Officer *
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

Dated: May 10, 2013
ORO EAST MINING, INC. (Registrant)

By:	/s/ Tian Q. Chen
Name: Tian Q. Chen Title: Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Rex Yuen
Name: Rex Yuen Title: Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit	Description
3.1.1	Certificate of Incorporation (1)
3.1.2	Certificate of Amendment to Certificate of Incorporation (2)
3.2	Bylaws (1)
4.1	2013 Stock Incentive Plan *
10.1	Employment Agreement with the Chief Financial Officer *
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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