Form 10-Q
period 2013-06-30
Oro East Mining, Inc.
filed 2013-08-14
CIK 1430174

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 27,162,290 shares of common stock, par value $.0001 per share, outstanding as of August 10, 2013.

ORO EAST MINING, INC.

- Table of Contents -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements	1

	Consolidated Balance Sheets - June 30, 2013 (unaudited) and December 31, 2012	1

	Consolidated Statements of Expenses and Comprehensive Loss – Six and three months ended June 30, 2013 and 2012, and for the Cumulative Period from Inception (February 15, 2008) to June 30, 2013 (unaudited)	2

	Consolidated Statements of Cash Flows - Six months ended June 30, 2013 and 2012, and for the Cumulative Period from Inception (February 15, 2008) to June 30, 2013 (unaudited)	3

	Notes to Consolidated Financial Statements (unaudited)	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7

Item 4.	Controls and Procedures	7

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	8

Item 1A.	Risk Factors	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3.	Defaults Upon Senior Securities	8

Item 4.	Mine Safety Disclosures	8

Item 5.	Other Information	8

Item 6.	Exhibits	8

Signatures		9

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Oro East Mining, Inc., a Delaware corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, the exercise of the approximately 87.8% control the Company’s voting securities the Company’s Chief Executive Officer, Tian Qing Chen, holds, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I — FINANCIAL INFORMATION

Item 1.             FINANCIAL STATEMENTS

ORO EAST MINING, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$51,140	$374,748
Prepaid expenses	5,436	87,339
Other current assets	11,284	941
Total current assets	67,860	463,028
Property and equipment, net of depreciation of $92,776 and $70,913	210,791	227,412
TOTAL ASSETS	$278,651	$690,440

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$34,096	$20,830
Due to related party	-	11,000
Convertible note payable	-	199,169
Accrued consulting costs	72,359	552,318
Other accrued liabilities	32,971	28,637
Advances-related party	54,855	127,327
Total current liabilities	194,281	939,281

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.0001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.0001 par value per share, 100,000,000 shares authorized; 27,127,290 and 28,198,990 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	2,713	2,820
Additional paid-in capital	4,167,700	2,878,769
Accumulated deficit	(4,077,850)	(3,134,229)
Accumulated other comprehensive income (loss)	(8,193)	3,799
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	84,370	(248,841)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$278,651	$690,440

See accompanying notes to unaudited consolidated financial statements.

ORO EAST MINING, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES AND COMPREHENSIVE LOSS
(Unaudited)

					February 15,
					2008
					(Inception)
					Through
	Three months ended June 30,		Six months ended June 30,		June 30,
	2013	2012	2013	2012	2013
Operating expenses:
General and administrative	$333,183	$168,557	$536,988	$359,144	$2,668,155
Exploration costs	57,213	-	405,972	-	1,389,289
Total operating expenses	390,396	168,557	942,960	359,144	4,057,444

Other income (expense):
Interest expense	-	(3,018)	-	(6,033)	(27,860)
Foreign currency gain (loss)	(710)	298	(661)	303	(21,226)
Gain on disposal of assets	-	-	-	-	28,680
Total other income (expense)	(710)	(2,720)	(661)	(5,730)	(20,406)

Net loss	(391,106)	(171,277)	(943,621)	(364,874)	(4,077,850)

Other comprehensive loss,
Foreign currency translation adjustment	(2,822)	(3,415)	(11,992)	(5,743)	(8,193)

Comprehensive loss	$(393,928)	$(174,692)	$(955,613)	$(370,617)	$(4,086,043)

Basic earnings (loss) per share - Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted average number of common shares outstanding	28,253,362	27,916,440	28,114,076	27,916,440

See accompanying notes to unaudited consolidated financial statements.

ORO EAST MINING, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			February 15,
			2008
			(Inception)
			Through
	Six months ended June 30,		June 30,
	2013	2012	2013
CASH FLOW FROM OPERATING ACTIVITES:
Net loss	$(943,621)	$(364,874)	$(4,077,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,863	20,274	100,866
Gain on disposal of assets	-	-	(28,680)
Share-based compensation	7,074	124,722	501,885
Changes in operating assets and liabilities:
Prepaid expenses	81,903	-	(5,436)
Other current assets	(10,343)	(562)	(11,283)
Accounts payable	13,266	(1,048)	34,096
Accounts payable – related party	(11,000)	-	-
Accrued liabilities	(475,624)	25,909	109,772
Net cash used in operating activities	(1,316,482)	(195,579)	(3,376,630)

CASH FLOW USED IN INVESTING ACTIVITES,
Purchases of property and equipment	(5,243)	-	(83,809)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,281,900	-	3,661,235
Stock redemption	(150)	-	(150)
Proceeds from short-term note	-	-	82,000
Repayment of short-term note	-	-	(82,000)
Repayment of convertible note	(199,169)	-	(199,169)
Net proceeds from (repayment of) shareholder advances	(72,472)	132,530	57,856
Net cash provided by financing activities	1,010,109	132,530	3,519,772

Effect of exchange rate on cash	(11,992)	(5,743)	(8,193)

NET INCREASE (DECREASE) IN CASH	(323,608)	(68,792)	51,140

CASH AT BEGINNING OF PERIOD	374,748	83,633	-

CASH AT END OF PERIOD	$51,140	$14,841	$51,140

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$17,874	$-	$27,785

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note payable forgiven by shareholder	$-	$-	$7,443
Equipment purchased on short-term note payable	$-	$-	$199,169
Trade in of truck	$-	$-	$79,682

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

In June 2013, the Company established a wholly owned subsidiary, Oro East Mariposa, LLC (“Oro East Mariposa”), a California limited liability company, to operate the Red Bank Gold Mine (“Red Bank”) in Mariposa County, California.  Oro East Mariposa has started its operations since its establishment.

On or about July 1, 2013, the Company, through its subsidiary, entered into an exclusive Mining Lease and Royalties Agreement for Red Bank. Red Bank is a gold mine located in the prime Mother Lode vein system just east of San Francisco and within the western Sierra Nevada Ranges.

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

(d)         Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature.   The June 30, 2013 interim consolidated financial statements presented herein may not be indicative of the results of the Company for the year ending December 31, 2013. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on April 12, 2013.

(e)         Share-based Compensation

The Company recognizes the services received in a share-based payment transaction as the services are received. The services received are measured at the fair value of the equity instruments issued.

NOTE 2          GOING CONCERN

The accompanying interim consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying interim consolidated financial statements, the Company has a negative deficit accumulated during the exploration stage of $4,077,850 and a negative working capital of $126,421 at June 30, 2013. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity financing and/or related party advances, but there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying interim consolidated financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE 3          RELATED PARTY TRANSACTIONS

The shareholder and officer of the Company paid expenses on behalf of the Company during the six months ended June 30, 2013. As of June 30, 2013 and December 31, 2012, the Company owed a shareholder and officer the amount of $54,855 and $127,327, respectively. The balances are unsecured, non-interest bearing and due on demand.

NOTE 4          EQUITY

During the three months ended March 31, 2013, the Company issued 427,300 common shares at $3 per share for $1,281,900.

In June 2013, the Company entered into a consulting agreement with an individual to issue up to 6,000 common shares for services to be received over a period of six months.  The services can be terminated at any time with or without cause.  The shares were valued at $3 per share for a total of $18,000, and no shares have been issued yet.

The Company recognized $7,074 in share-based compensation for consulting services provided during the six months ended June 30, 2013.

NOTE 5          SUBSEQUENT EVENTS

In July 2013, the Company entered into a consulting agreement with another individual and issued 35,000 common shares for services to be received over a period of two years.  The shares are forfeitable if the services are not provided.  The shares were valued at $3 per share for a total of $105,000.

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

In June, 2013 we established a wholly owned subsidiary, Oro East Mariposa, LLC to operate the Red Bank in Mariposa County, California. On or about July 1, 2013, the Company, through its subsidiary, entered into an exclusive Mining Lease and Royalties Agreement for Red Bank. Red Bank is a gold mine located in the prime Mother Lode vein system just east of San Francisco and within the western Sierra Nevada Ranges. The Mother Lode is historically renowned for its gold mines and has been responsible for the majority of California’s gold production.

At present, we anticipate increased efforts to develop a refinery in the Western region of the United States and to focus its mining acquisitions and exploration in the Western region, going forward.

Results of Operations

The following is a summary of the Company’s operation results for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Total operating expenses	$(390,396)	$(168,557)	$(942,960)	$(359,144)
Total other income (expense)	(710)	(2,720)	(661)	(5,730)
Net loss	$(391,106)	$(171,277)	$(943,621)	$(364,874)

The Company is still in the exploration stage, and no revenue has been generated since the inception of the Company on February 15, 2008.

Operating expenses increased by about $222,000 and $584,000 for the three and six months ended June 30, 2013 and 2012 was due to the increase of about $57,000 and $406,000 in exploration costs and $165,000 and $178,000 in general and administrative expenses for the respective periods.  There were no exploration activities due to heavy flooding in the Philippines during the first quarter of 2012 and the pending of SEC’s approval of Form S-1 for funding from additional stock issuance.  Beginning in the last quarter of 2012, we started smaller scale exploration activities.  General and administrative expenses increased was due to the increase of about $100,000 in donations to Philippines government agencies for flooding victims and other government activities and $70,000 in consulting costs for the respective periods.

Liquidity and Capital Resources

As of June 30, 2013 and December 31, 2012, the Company had a total of $278,651 and 690,440 in assets including $51,140 and $374,748 of cash, respectively.  Decrease of about $412,000 in total assets was due to the $324,000 and $82,000 decrease in cash and prepaid expenses and the $10,000 and $22,000 increase in deposits and accumulated depreciation for the first six months of 2013.  The Company also had $194,281 and $939,281 current liabilities as of June 30, 2013 and December 31, 2012, respectively.  Decrease of about $750,000 in total current liabilities was due to the decrease of $479,959, $199,000, and $70,206 in accounts payable and accrued liabilities, convertible note, and related party advance, respectively.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2013 and 2012:

	2013	2012
	(Unaudited)
Net Cash Used In Operating Activities	$(1,316,482)	$(195,579)
Net Cash Used In Investing Activities	(5,243)	-
Net Cash Provided By Financing Activities	1,010,109	132,530
Effect Of Exchange Rate On Cash	(11,992)	(5,743)
Net Decrease In Cash	$(323,608)	$(68,792)

Our principal sources of liquidity are our cash and the cash flow provided by the shareholder advances and equity financing.  We believe that further equity financing is needed to satisfy our anticipated cash requirements through the next 12 months.

Total cash decreased by about $311,000 before the effect of exchange rate was mainly due to about $1,316,000, $199,000, and $72,000 of cash used for funding the operations, repayment of a convertible note, and repayment of shareholder/officer advances, respectively, despite about $1,282,000 of cash provided by stock issuances during the six months ended June 30, 2013.

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

Item 4.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2013.   Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2013, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 14, 2013
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