Form 10-Q
period 2013-09-30
Oro East Mining, Inc.
filed 2013-11-13
CIK 1430174

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 27,165,290 shares of common stock, par value $.0001 per share, outstanding as of November 10, 2013.

ORO EAST MINING, INC.

- Table of Contents -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements	1

	Consolidated Balance Sheets - September 30, 2013 (unaudited) and December 31, 2012	1

	Consolidated Statements of Expenses and Comprehensive Loss – Nine and three months ended September 30, 2013 and 2012, and for the Cumulative Period from Inception (February 15, 2008) to September 30, 2013 (unaudited)	2

	Consolidated Statements of Cash Flows - Nine months ended September 30, 2013 and 2012, and for the Cumulative Period from Inception (February 15, 2008) to September 30, 2013 (unaudited)	3

	Notes to Consolidated Financial Statements (unaudited)	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8

Item 4.	Controls and Procedures	9

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Mine Safety Disclosures	10

Item 5.	Other Information	10

Item 6.	Exhibits	11

Signatures		12

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

PART I — FINANCIAL INFORMATION

Item 1.             FINANCIAL STATEMENTS

ORO EAST MINING, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$32,867	$374,748
Prepaid expenses	2,477	87,339
Other current assets	951	941
Total current assets	36,295	463,028
Property and equipment, net of depreciation of $104,255 and $70,913	223,933	227,412
TOTAL ASSETS	$260,228	$690,440

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$65,955	$20,830
Due to related party	-	11,000
Convertible note payable	-	199,169
Short-term notes payable to a shareholder	100,000	-
Capital lease obligation	3,440	-
Accrued consulting costs	115,215	552,318
Accrued penalties	60,012	-
Other accrued liabilities	61,405	28,637
Advances-related party	65,838	127,327
Total current liabilities	471,865	939,281
Capital lease obligation	8,297	-
TOTAL LIABILITIES	480,162	939,281

COMMITMENTS

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.0001 par value per share, 100,000,000 shares authorized; 27,165,290 and 28,198,990 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	2,717	2,820
Additional paid-in capital	4,189,822	2,878,769
Accumulated deficit	(4,394,331)	(3,134,229)
Accumulated other comprehensive income (loss)	(18,142)	3,799
TOTAL STOCKHOLDERS' DEFICIT	(219,934)	(248,841)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$260,228	$690,440

See accompanying notes to unaudited consolidated financial statements.

ORO EAST MINING, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES AND COMPREHENSIVE LOSS
(Unaudited)

					February 15,
					2008
					(Inception)
					Through
	Three months ended September 30,		Nine months ended September 30,		September 30,
	2013	2012	2013	2012	2013
Operating expenses:
General and administrative	$283,453	$211,203	$820,441	$570,347	$2,951,608
Exploration costs	31,623	-	437,592	-	1,420,910
Total operating expenses	315,076	211,203	1,258,033	570,347	4,372,518

Other income (expense):
Interest expense	(1,407)	(3,012)	(1,407)	(9,045)	(29,246)
Foreign currency gain (loss)	(1)	355	(662)	658	(21,247)
Gain on disposal of assets	-	-	-	-	28,680
Total other income (expense)	(1,408)	(2,657)	(2,069)	(8,387)	(21,813)

Net loss	(316,484)	(213,860)	(1,260,102)	(578,734)	(4,394,331)

Other comprehensive loss,
Foreign currency translation adjustment	(9,949)	(1,802)	(21,941)	(7,545)	(18,142)

Comprehensive loss	$(326,433)	$(215,662)	$(1,282,043)	$(586,279)	$(4,412,473)

Basic earnings (loss) per share - Basic and diluted	$(0.01)	$(0.01)	$(0.05)	$(0.02)

Weighted average number of common shares outstanding	27,159,714	27,923,212	27,792,460	27,918,714

See accompanying notes to unaudited consolidated financial statements.

ORO EAST MINING, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			February 15,
			2008
			(Inception)
			Through
	Nine months ended September 30,		September 30,
	2013	2012	2013
CASH FLOW FROM OPERATING ACTIVITES:
Net loss	$(1,260,102)	$(578,734)	$(4,394,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	33,342	30,692	112,344
Gain on disposal of assets	-	-	(28,680)
Share-based compensation	29,199	187,083	524,010
Changes in operating assets and liabilities:
Prepaid expenses	84,862	-	(2,477)
Other current assets	(10)	(1,988)	(950)
Accounts payable	45,125	39,034	65,955
Accounts payable – related party	(11,000)	-	-
Accrued liabilities	(344,322)	38,368	241,075
Net cash used in operating activities	(1,422,906)	(285,545)	(3,483,054)

CASH FLOW USED IN INVESTING ACTIVITES,
Purchases of property and equipment	(17,863)	(8,596)	(96,429)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,281,900	103,950-	3,661,235
Stock redemption	(150)	-	(150)
Principal payments under capital lease obligation	(263)	-	(263)
Proceeds from short-term note	100,000	-	182,000
Repayment of short-term note	-	-	(82,000)
Repayment of convertible note	(199,169)	-	(199,169)
Net proceeds from (repayment of) shareholder advances	(61,489)	178,984	68,839
Net cash provided by financing activities	1,120,829	282,934	3,630,492

Effect of exchange rate on cash	(21,941)	(7,545)	(18,142)

NET INCREASE (DECREASE) IN CASH	(341,881)	(18,752)	32,867

CASH AT BEGINNING OF PERIOD	374,748	83,633	-

CASH AT END OF PERIOD	$32,867	$64,881	$32,867

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$18,031	$-	$27,942

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital lease obligation	$12,000	$-	$12,000
Subscription receivable	$-	$300	$300
Note payable forgiven by shareholder	$-	$-	$7,443
Equipment purchased on short-term note payable	$-	$-	$199,169
Trade in of truck	$-	$-	$79,682

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

In June 2013, the Company established a wholly owned subsidiary, Oro East Mariposa, LLC (“Oro East Mariposa”), a California limited liability company, to operate the Red Bank Gold Mine (“Red Bank”) in Mariposa County, California.  Oro East Mariposa has started its operations since its establishment.  In October 2013, Oro East Mariposa issued an additional 158,000 units to a foreign corporation owned by a shareholder.  The Company now owns 95% equity interest of Oro East Mariposa.

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

(d)         Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature.   The September 30, 2013 interim consolidated financial statements presented herein may not be indicative of the results of the Company for the year ending December 31, 2013. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on April 12, 2013.

(e)         Share-based Compensation

The Company recognizes the services received in a share-based payment transaction as the services are received. The services received are measured at the fair value of the equity instruments issued.

NOTE 2          GOING CONCERN

The accompanying interim consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying interim consolidated financial statements, the Company has a negative deficit accumulated during the exploration stage of $4,394,331 and a negative working capital of $435,570 at September 30, 2013. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity and debt financing and/or related party advances, but there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying interim consolidated financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE 3          COMMITMENTS

Capital Leases

The Company classifies the equipment lease, which is for 3 years expiring in 2016, as a capital lease.  The following is an analysis of the leased equipment under capital leases by major classes.

Classes of Equipment	September 30, 2013	December 31, 2012
Mining equipment	$12,000	$-
Less: Accumulated depreciation	(214)	-
	$11,786	$-

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2013.

Year ending December 31:	Total
2013 (remainder of the year)	$1,260
2014	5,040
2015	5,040
2016	3,360
14,700
Less: Amount representing interest (a)	(2,963)
Present value of net minimum lease payments (b)	$11,737

(a)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company's incremental borrowing rate at lease inception.
(b)	Reflected in the balance sheet as current and noncurrent obligation under capital lease of $3,440 and $8,297, respectively.

NOTE 4          RELATED PARTY TRANSACTIONS

The shareholder and officer of the Company paid expenses on behalf of the Company during the nine months ended September 30, 2013. As of September 30, 2013 and December 31, 2012, the Company owed a shareholder and officer the amount of $65,838 and $127,327, respectively. The balances are unsecured, non-interest bearing and due on demand.

During a three month period ending on September 30, 2013, the Company entered into two $50,000 promissory note agreements totaling $100,000 with a foreign corporation owned by a shareholder.  The notes are due January 31, 2014 and March 15, 2014 respectively, with interest at 12% with no collateral. As of September 30, 2013, the Company has accrued interest of $1,250.

NOTE 5          EQUITY

During the three months ended March 31, 2013, the Company sold 427,300 common shares at $3 per share for $1,281,900.

In June 2013, the Company entered into a consulting agreement with an individual to issue up to 6,000 common shares for services to be received over a period of six months.  The services can be terminated at any time with or without cause.  The shares were valued at $3 per share for a total of $18,000, and 3,000 shares have been issued.

In July 2013, the Company entered into a consulting agreement with another individual and issued 35,000 common shares for services to be received over a period of two years.  The shares are forfeitable if the services are not provided.  The shares were valued at $3 per share for a total of $105,000.

The Company recognized $29,199 in share-based compensation for consulting services provided during the nine months ended September 30, 2013.

NOTE 6          SUBSEQUENT EVENTS

In October 2013, the Company’s subsidiary, Oro East Mariposa, LLC issued an additional 158,000 units to the same foreign corporation as disclosed in Note 4 for $100,000.  The Company now owns 95% equity interest of Oro East Mariposa.

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

We do not expect any significant changes or hiring of employees since contracts are given to consultants and sub-contractor specialists in specific fields of expertise for the exploration work. We do not expect to purchase or sell any plant or significant equipment. We intend to lease or rent any equipment, such as flotation equipment, backhoe, diamond drill, generators and so on, that we will need in order to carry out our exploration and refinery activities.

In June, 2013 we established a wholly owned subsidiary, Oro East Mariposa, LLC to operate the Red Bank in Mariposa County, California. On June 24, 2013, the Company, through its subsidiary, entered into an exclusive Mining Lease and Royalties Agreement for Red Bank. Red Bank is located in the Mother Lode vein system just east of San Francisco and within the western Sierra Nevada Ranges.

In October 2013, Oro East Mariposa issued additional 158,000 units to a foreign corporation for $100,000.  The Company now owns 95% equity interest of Oro East Mariposa.

Around that same time, Oro East Mariposa commenced negotiations with third and fourth generation gold mine proprietors in the western region of the United States to acquire control over exploration and prospective gold refinery operations in the region. Currently, there are no known mineral reserves and no refinery operations on any property the Company is examining.  Oro East Mariposa has commenced research, due diligence, and a pilot plant testing phase at various site locations to determine viability of full refinery operations. It is expected that the pilot testing of these sites will result in sales by the last fiscal quarter of 2013. Acquisition negotiations are all still in the preliminary discussion stage.  Oro East Mariposa has no agreement, arrangement or understanding to acquire the referenced property and has no plan of how to pay for such property even if an agreement, arrangement or understanding is consummated.

Results of Operations

The following is a summary of the Company’s operation results for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Total operating expenses	$315,076	$211,203	$1,258,033	$570,347
Total other income (expense)	(1,408)	(2,657)	(2,069)	(8,387)
Net loss	$(316,484)	$(213,860)	$(1,260,102)	$(578,734)

The Company is still in the exploration stage, and no revenue has been generated since the inception of the Company on February 15, 2008.

Operating expenses increased by about $104,000 and $688,000 for the three and nine months ended September 30, 2013 and 2012 was due to the increase of about $32,000 and $438,000 in exploration costs and $72,000 and $250,000 in general and administrative expenses for the respective periods.  There were no exploration activities due to heavy flooding in the Philippines during the first quarter of 2012 and the pending of SEC’s approval of Form S-1 for funding from additional stock issuance.  Beginning in the last quarter of 2012, we started smaller scale exploration activities in Philippines.  We have also started small scale exploration activities since the signing of the exclusive Mining Lease and Royalties Agreement for Red Bank.  General and administrative expenses increased was due to the increase of about $100,000 in donations to Philippines government agencies for flooding victims and other government activities, $150,000 in payroll expenses, $97,000 in consulting costs and $61,000 in tax penalties due to late filings, and the decrease of about $158,000 in share-based compensation, for the respective nine month periods. During the three months ended September 30, 2013 and 2012, general and administrative expenses increased was due to the increase of about $80,000 in payroll expense, $30,000 in consulting costs and $60,000 in tax penalties, and the decrease of about $40,000 in share-based compensation and $58,000 in legal and professional expense.

Liquidity and Capital Resources

As of September 30, 2013 and December 31, 2012, the Company had a total of $260,228 and 690,440 in assets including $32,867 and $374,748 of cash, respectively.  Decrease of about $430,000 in total assets was due to the $342,000 and $85,000 decrease in cash and prepaid expenses and the $30,000 and $33,000 increase in property and equipment and accumulated depreciation for the first nine months of 2013.  The Company also had $471,865 and $939,281 current liabilities as of September 30, 2013 and December 31, 2012, respectively.  Decrease of about $467,000 in total current liabilities was due to the decrease of $310,200, $199,000, and $61,500 in accounts payable and accrued liabilities, convertible note, and related party advance, and the increase of $100,000 and $3,400 in short-term notes and capital lease obligation, respectively.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2013 and 2012:

	2013	2012
	(Unaudited)
Net Cash Used In Operating Activities	$(1,422,906)	$(285,545)
Net Cash Used In Investing Activities	(17,863)	(8,596)
Net Cash Provided By Financing Activities	1,120,829	282,934
Effect Of Exchange Rate On Cash	(21,941)	(7,545)
Net Decrease In Cash	$(341,881)	$(18,752)

Our principal sources of liquidity are our cash and the cash flow provided by the shareholder advances and debt and equity financing.  We believe that further debt and equity financing is needed to satisfy our anticipated cash requirements through the next 12 months.

Total cash decreased by about $320,000 before the effect of exchange rate was mainly due to about $1,423,000, $199,000, $62,000, and $18,000 of cash used for funding the operations, repayment of a convertible note, repayment of shareholder/officer advances, and purchases of property and equipment, respectively, despite about $1,282,000 and $100,000 of cash provided by stock and short-term notes issuances during the nine months ended September 30, 2013.

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

Item 4.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2013.   Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2013,  that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.             DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.             MINE SAFETY DISCLOSURES

None.

Item 5.             OTHER INFORMATION

Resignation of Officer

On November 8, 2013 Danni Zhong resigned as President of the Company.

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

Dated: November 13, 2013
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