Form 10-K
period 2013-12-31
Oro East Mining, Inc.
filed 2014-04-09
CIK 1430174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2013

☐ Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934
for the transition period from _______________ to _______________

Commission File Number:  000-53136

Oro East Mining, Inc.
(formerly known as Accelerated Acquisitions I, Inc.)

Delaware	26-2012582
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

7817 Oakport Street, Suite 205,
Oakland, CA	94621
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (510) 638-5000

Former address if changed since last report:
1127 Webster Street, Suite 28
Oakland, CA 94607

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 27,168,290 shares of common stock, par value $.0001 per share, outstanding as of March 31, 2014.

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
Waste Management Units (WMUs)
Heap leaches of mining waste and leached ore with residual tailings of gold values. The heap leaches referenced as WMUs herein are sealed by temporary geotextile covers. Through flotation, gold values can be extracted from the leached ore.

PART I

Item 1.                     Description of Business.

ORGANIZATION WITHIN THE LAST THREE YEARS

Oro East Mining, Inc. (“Oro East”) was incorporated in Delaware as Accelerated Acquisitions I, Inc. on February 15, 2008.

On December 24, 2013, Oro East Mariposa, LLC, a California limited liability company and a wholly-owned subsidiary of the Company (“Subsidiary”) entered into an Asset Purchase and Option Agreement (the “Agreement”) with Sutton Enterprises, a general partnership.  Under the terms of the Agreement, Subsidiary purchased certain mineralized material we believe are gold tailings, tangible property, and other entitlements commonly referred to by the parties as the WMUs (the “WMUs”) located on certain parcels of real property located in the County of Calaveras, State of California. The total purchase price for the WMUs is $6,000,000.00 and 30% net royalties contingent on the obtaining of all local, state, and other applicable agency approvals for the gold mineral concentrates production contemplated. Thereafter, the $6,000,000.00 shall be paid in certain installments, and the 30% net royalties will be held in escrow as secured collateral against the Agreement in favor of the Subsidiary. The Agreement further reserves an Option in favor of the Subsidiary for purchase of 39 parcels of real property as described in the Agreement and all claims rights, business assets, and additional property and assets as set forth in the Agreement for a purchase price of $32,000,000.00 less the $6,000,000.00 already paid on the WMUs. The Option period is for 180 days from the date of the contract.

The business related to the Agreement is now the primary business of the Company and the Company has discontinued most of its exploration activities related to its former exploration activity in the Philippines.  To date, the Company is in the process of compiling all information related to test results on assays it has conducted on the gold tailings its has purchased under the Agreement.  There is the likelihood of the mineralized material we believe are gold tailings purchased pursuant to the Agreement containing little or no economic mineralization or of gold content or other minerals.

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

On June 24, 2010, the Company entered into a Consulting Services Agreement with Accelerated Venture Partners LLC (“AVP”), a company controlled by Timothy J. Neher.  As AVP did not achieve any of the milestones set forth in the agreement before the expiration date, the Company redeemed from AVP 1,500,000 shares it purchased from the exercise of the option granted under this agreement.

 On July 2, 2010, the Company changed its business plan to become an exploration and refining company for the mining of gold, copper, and other precious or industrial mineral deposits through the acquisition of certain rights in the Republic of the Philippines. On that date, the Company obtained rights to its principal mining claim, MPSA 320-2010-XI, by way of entering into an Assignment of Rights Agreement (“Rights Agreement”) with Oro East Mining Company Ltd., a Philippines corporation indirectly controlled by Tian Qing Chen, our Chief Executive Officer.  Pursuant to the terms of the Rights Agreement, Assignor assigned to the Company certain rights and obligations with respect to permitted mining claims of approximately $1.6 billion. Pursuant to the Rights Agreement, The Company assumed the rights and obligations of Assignor to explore, extract, refine and produce precious metals and other industrial deposits on the claims and earn fees with respect to such services. By entering into the Rights Agreement, the Company commenced business as an exploration, mining, refinery and production company.   Assignor assigned to the Company two (2) mineral claims with the Mines and Geosciences Bureau for the Republic of the Philippines: MPSA 184-XI and APSA 167-XI “Portfolio of Mineral Claims”, and assigned all mineral rights related to Assignor’s claims to the Company.  After the execution of the Rights Agreement, the numbering of claim “MPSA 184-XI” changed to MPSA 320-2010-XI.  The assignment includes control of the surface, the subsurface and the air above any and all real property or claims owned by Assignor. The Company may freely sell, lease, gift or bequest these rights individually or entirely to others, within the scope and terms of the Rights Agreement and applicable laws of the Republic of Philippines. The Rights Agreement also grants to the Company all rights to production, which shall include but not be limited to right to mineral extraction on all mineral claims and tenements owned or controlled by Assignor, the right to control production in all aspects, right to enter the property and remove the minerals or resources at its election.  The Company intends to focus on extracting gold, silver, copper, iron ore and other industrial minerals.

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

On December 15, 2010, the Company entered into a Consulting Agreement with Hobson Consultant International, Ltd. (“Hobson”).   The Company believes that Hobson is potentially important to the Company to help the Company find potential investors.   The Company fair valued the 225,000 shares issued at $2 per share and recognized share-based compensation expense of $450,000 for services rendered during 2012 and 2011.

On March 1, 2011, the Company hired Ma International and agreed to issue 24,440 shares for the consulting services to be received over the period of two years.  The Company fair valued the 24,440 shares issued at $2 per share and recognized share-based compensation expense of $48,888 for the services rendered during 2013, 2012 and 2011.

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

On May 8, 2013, the Board of Directors of the Company approved and adopted the terms and provisions of a 2013 Stock Incentive Plan (the “Plan”) for the Company.  An aggregate of 5,000,000 shares of the Company’s common stock are initially reserved for issuance under the Plan.  As of December 31, 2013, 4,959,000 shares were available for grant under the Plan.

On May 13, 2013 the Company redeemed from AVP 1,500,000 shares of common stock of the Company for an aggregate redemption price of $150.00, pursuant to a Stock Redemption Agreement.  AVP is still a holder of 1,500,000 shares of common stock of the Company following the redemption.  The Company returned the 1,500,000 shares redeemed from AVP to the authorized stock of the Company.

On June 3, 2013, the Company established the California subsidiary Oro East Mariposa, LLC for the purpose of conducting mining or minerals exploration business in the State of California, in the United States.  On June 24, 2013, the Company, through its subsidiary, entered into an exclusive Mining Lease and Royalties Agreement for the Red Bank Gold Mine (“Red Bank”). Red Bank is located in the Mother Lode vein system just east of San Francisco and within the western Sierra Nevada Ranges

In October 2013, Oro East Mariposa issued an additional 158,000 units to a foreign corporation owned by a shareholder.  The Company now owns 95% equity interest of Oro East Mariposa. Through Oro East Mariposa, the Company sought out prospective minerals investment opportunities throughout California.

On November 8, 2013, Typhoon Haiyan devastated the Davao region of the Philippines where the Company’s MPSA 320-2010-XI claim is located. The typhoon swept away and destroyed roads, developed lands, and buildings. On the grounds of force majeure, the Company’s mining operations ceased and are presently ceased indefinitely as the region focuses on rebuilding itself. As a result of Typhoon Haiyan, there have been no further activities by the company in the Philippines.

That same month the Company directors convened to discuss the trajectory of its business and decided unanimously to focus business in the United States, in particular gold and other precious mineral acquisitions in California. The Company voted to cease exploration in the Philippines and invest fully in developing its business acquisitions in the mineral industry within the United States.

Through its subsidiary Oro East Mariposa, negotiations commenced with third and fourth generation gold mine proprietors Sutton Enterprises, run by the Sutton Brothers, Brad and Mark Sutton, in the western region of the United States to acquire control over exploration and prospective gold refinery operations in the region. Oro East Mariposa then commenced research, due diligence, and a pilot plant testing phase at various site locations to determine viability of full refinery operations.

On December 5, 2013, we entered into a Convertible Note Purchase Agreement (the “Note Agreement”) with one investor.  Under the terms of the Note Agreement, the Company offered and sold a Convertible Promissory Note (the “Note”) for aggregate proceeds of $360,000.  Closing for the Note sale took place on December 6, 2013.  The Note bears interest at 12% annually, which interest compounds annually, and all principal and interest is due no later than June 5, 2014.  All principal and interest due under the Note is convertible, at the election of the holder of the Note, into shares of common stock of the Company at a rate of $3.00 per share.  The Company offered and sold the Note in reliance on the exemption from registration afforded by Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act of 1933, as amended, where the Company offered and sold the Note offshore of the US, to a non-US person, there were no directed selling efforts in the US and offering restrictions were implemented.

Memorializing the earlier October negotiations, on December 24, 2013, Oro East Mariposa entered into an Asset Purchase and Option Agreement (the “Purchase Agreement”) with Sutton Enterprises, a general partnership. Under the terms of the Purchase Agreement, Oro East Mariposa is purchasing certain gold tailings, tangible property, and other entitlements commonly referred to by the parties as the WMUs (the “WMUs”) located on certain parcels of real property located in the County of Calaveras, State of California. The total purchase price for the WMUs is $6,000,000.00 and 30% net profit royalties contingent on the obtaining of all local, state, and other applicable agency approvals for the gold mineral concentrates production contemplated. Thereafter, the $6,000,000.00 shall be paid in certain installments, and the 30% net profit royalties will be held in escrow as secured collateral against the Purchase Agreement in favor of the Subsidiary. The Purchase Agreement further reserves an Option in favor of Oro East Mariposa for purchase of 39 parcels of real property as described in the Purchase Agreement and all claims rights, business assets, and additional property and assets as set forth in the Purchase Agreement for a purchase price of $32,000,000.00 less the $6,000,000.00 already paid on the WMUs. The Option period is for 180 days from the date of the contract. However, currently there are no known mineral reserves and no refinery operations on any property the Company is examining.

Oro East Mariposa has commenced processing the WMU stockpiles into gold concentrates and the first shipment of sale of gold concentrates was transacted shortly thereafter in December 2013. The Company by way of its subsidiary is now continuing its processing of the stockpiles into gold concentrates for sale.

Presently through Oro East Mariposa, LLC, the Company is processing the tailings in the WMUs for gold concentrates.

IN GENERAL

Oro East Mining, Inc. (“Oro East”), a Delaware corporation, has discontinued exploration activities, and is focusing on producing gold concentrates.

At present, the Company is building a flotation plant for processing mining waste from the WMUs purchased from Sutton Enterprises with the intent of selling the gold concentrates produced from flotation.

PROPERTY HISTORY

In the Philippines, the Company controls a certain tenement claim, MPSA 320-2010-XI (7,855 hectares, 19,401 acres), which is situated on the outskirts of Davao City in the Philippines. The parcel was applied-registered with the Mines and Geosciences Bureay Region XI, “MGB Region XI” on May 16, 1997.

DESCRIPTION OF CLAIMS

Refer to Item 2 for detailed description of the claims.

COMPETITIVE CONDITIONS

Prior to Typhoon Haiyan, the mineral exploration business had been an extremely competitive industry. We were competing with many other exploration companies looking for minerals.

GOVERNMENT APPROVALS AND RECOMMENDATIONS

COSTS AND EFFECTS OF COMPLIANCE WITH APPLICABLE ENVIRONMENTAL LAWS

In the United States, the Company has come into possession of 3 WMUs, or three substantial piles of leached ore at an aggregate mine in Carson Hill, California.  The Carson Hill site owned by Sutton Enterprises is located on the south side of Highway 49 in the central Sierra foothills of Calaveras County. The Company has obtained a right of entry and access to the 3 WMUs, which are personal property now owned by the Company through an Assets Purchase and Option Agreement signed between the Company’s subsidiary, Oro East Mariposa, LLC and Sutton Enterprises on December 24, 2013.

In June 2001 the Central Valley Regional Water Quality Control Board (“Regional Water Board”) issued Waste Discharge Requirements (Order No. 5-01-150) that covers the use and management of the leached ore in the WMUs, this order required that:

•	Active mining and ore processing other than quarrying and processing of inert materials are prohibited.
•	The discharge of wastes containing soluble pollutants, which could cause water quality degradation to ground water or surface water, is prohibited.
•	No materials shall be removed from below the standing water level in the bowls of WMU-1, WMU-2, or WMU-3.
•
Rock products from the WMUs or overburden piles determined to have leachable concentrations of antimony, mercury, or molybdenum exceeding 0.006 milligrams per liter (mg/l), 0.00005 mg/l, or 0.010 mg/l, respectively shall only be used offsite when placed beneath paved areas or other low permeable material.

•
Continued Group “C” mining waste classification5 of overburden and leached ore shall be contingent on confirmation that the discharge is in compliance with applicable water quality control plan, other than for turbidity.

In a letter dated May 3, 2005, the Regional Water Board reclassified the WMUs as Group “B” mining waste per 27 CCR § 22480(b)(2)(B) (Water Board, 2007; Finding 50). The reclassification was performed because the Regional Water Board determined that Site data suggested discharges from these units were causing impacts to water quality.

However, the leached ore in the WMUs still contain gold values and concentrates. The Company purchased personal property title rights to the WMUs and in 2013, the Company and Sutton Enterprises collaboratively submitted a proposal to the Regional Water Board to reclassify the WMUs as Group “C” mining waste per Title 27.

The objectives of the Company’s environmental reclassification project are as follows:

•	Modify existing plants on Sutton Enterprises’ site with froth flotation units to process the leached ore from the WMUs, collect representative samples, and test the said samples
•
Produce a geochemical report of the test results that will allow the Regional Water Board to determine whether the processed tailings meet the Title 27 criteria for reclassification to Group “C” mining waste

COSTS AND EFFECTS OF COMPLIANCE WITH PHILIPPINE ENVIRONMENTAL LAWS

Philippine Environmental Laws

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

EMPLOYEES

We have used the services of subcontractors for manual labor.  We have also engaged a North American educated geoscientist as outside consultant to evaluate and conform to American standards and to render independent recommendations. The Company currently has five full and part-time employees and will hire engineers and other subcontractors on an as needed basis.

See also “Significant Employees” under Part III, Item 10(b) below.

Item 1A.                  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.                  Unresolved Staff Comments.

None.

Item 2.                     Description of Properties.

OFFICE FACILITIES

The Company was incorporated in the State of Delaware on February 15, 2008, and established an end of December fiscal year end. Its corporate headquarters was initially located at 1127 Webster Street, Suite 28, Oakland, CA 94607. On or about May 1, 2013 the Company moved to its present headquarters located at 7817 Oakport Street, Suite 205, Oakland, CA 94621, which the Company is leasing, with telephone number (510) 638-5000.

The Company had also leased an office space at Harbourview Horizon All-Suite Hotel Suite I-2005, 12 Hung Lok Road, Hunghom Bay, Kowloon, Hong Kong.  However, the lease was not renewed after its expiration on January 29, 2013.

EXPLORATION PROPERTY

On or about 2010, the Company commenced exploration activities on its tenement claim in the Philippines, MPSA 320-2010-XI, which was obtained through an assignment agreement with Oro East Mining Company Ltd. However, after Typhoon Haiyan in November, 2013, the Company has ceased all business activities and exploration at its Philippine mine property.

At present, the Company is not engaged in any exploration activities on its mine properties. The Company ceased exploration at MPSA 320-2010-XI due to the natural disasters that ravaged the region and turned its focused its business activities back to the United States. It entered into a lease with Red Bank with the initial intent to explore, but due to a business management decision, the Company put the Red Bank exploration on hold and has instead, focused its efforts on Carson Hill.

The Company does not presently own any property or claims at Carson Hill and instead, has obtained a right of entry through the Assets Purchase and Option Agreement with Sutton Enterprises. Oro East Mariposa owns the personal property of mining waste (the 3 WMUs) at Carson Hill and is presently investing its resources in setting up a flotation refinery to extract gold concentrates from the mining waste.

PROPERTY HISTORY

In the Philippines, the Company’s claim, MPSA 320-2010-XI (7,855 hectares, 19,401 acres) is a tenement claim situated on the outskirts of Davao City in the Philippines. The parcel was applied-registered with the MINES AND GEOSCIENCES BUREAU REGION XI “MGB Region XI” on May 16, 1997.

DESCRIPTION OF CLAIMS

As to its asset, MPSA 320-2010-XI in the Philippines, the Company acquired all exploration, extraction and production rights from Oro East Mining Company Ltd., a privately-held corporation organized under the laws of the Republic of the Philippines licensed for mine acquisition, exploration, and development.

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

MINING EQUIPMENT AND TRUCKS

We purchased and set up a gold refinery processing line and a lab at the Carson Hill property site for the WMUs under a right-of-entry and use clause in the Assets Purchase Agreement with Sutton Enterprises.

Item 3.                     Legal Proceedings.

Tax Penalties

In July and August 2013, the Internal Revenue Service (“IRS”) issued penalties against the Company under Section 6038 and 6038A of the Internal Revenue Code for failure to file Form 5471 and 5472. The total penalty assessment was $60,000 plus interest charges.  As of December 31, 2013, total penalty assessment including interest charges was about $60,323.  In response, the Company filed a Reasonable Cause Statement to appeal for full abatement of the penalty, citing reasonable cause and requesting an administrative waiver or offer-in-compromise. Subsequently, the Company retained Louie and Wong LLP, tax professionals to assist in handling the matter with the IRS. The final result of the proceeding is still pending as of this filing.

Aside from the foregoing tax matter, there are no other pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s mineral claim is not the subject of any pending legal proceedings.
.
Item 4.                     Mine Safety Disclosures.

Not applicable.

PART II

Item 5.                     Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value of $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 27,168,290 shares of common stock, par value $.0001 per share, outstanding as of March 31, 2014.

The Company also issued 42,000 and 13,000 common shares for consulting services during 2013 and 2012.  The Company recognized a total of $51,324 and $249,444 share-based payment expenses during 2013 and 2012, respectively.

The Company sold 427,300 and 269,550 shares of common stock to other investors for cash of $1,281,900 and $808,650 during 2013 and 2012, respectively.

The Company redeemed from Accelerated Venture Partners, LLP 1,500,000 shares of common stock for an aggregate redemption price of $150 pursuant to a Stock Redemption Agreement dated May 13, 2013.  The Company then canceled and returned the 1,500,000 shares to the authorized stock of the Company.

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

Securities Authorized for Issuance under Equity Compensation Plans

We adopted the 2013 Stock Incentive Plan (the “Plan”) in May, 2013, which provides up to 5,000,000 shares of the Company’s common stock for issuance.  Please refer to Item 13 of this annual report for further information of the Plan.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the year ended December 31, 2013.

Issuer Purchases of Equity Securities

The Company redeemed 1,500,000 shares of common stock of the Company in May, 2013 for an aggregate redemption price of $150.00, pursuant to a Stock Redemption Agreement with AVP. The Company returned the 1,500,000 shares redeemed from AVP to the authorized stock of the Company.

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

Business Overview

In 2013 the Company ceased mining exploration at its Philippine site due to force majeure conditions. Instead, it set its sights within the United States. On December 24, 2013, the Company’s subsidiary, Oro East Mariposa, LLC entered into an Assets Purchase and Option Agreement with Sutton Enterprises, the holder of the Carson Hill site.

Of particular note are three Waste Management Units (WMUs) that contain gold tailings at the Carson Hill site. Previously, the site’s owner, Sutton Enterprises was operating a rock aggregate business from the WMUs. However, the Company had a fortuitous meeting with the partners of Sutton Enterprises and discovered significant gold tailings in the WMUs that can be refined in a specialized process. Oro East Mariposa then purchased the WMUs from Sutton Enterprises, along with granting 30% Net Royalties from income generated by the gold in the WMU tailings. The Purchase Price was $6,000,000.00 payable in set installments. At present, no payments have been made on the Purchase Price, as the contract conditions payment on approval of the Regional Water Board’s approval of the WMUs Mining Waste Reclassification proposal and the City Council’s approval of the business activities. Oro East Mariposa, LLC and Sutton Enterprises are now working closely with the city and state to optimize a refining process for the gold reserves.

The current business activity of the Company does not include any mining exploration. Rather, after the purchase of the WMUs at Carson Hill, the Company is focused on producing gold concentrates from the mining waste and leached ore.

Our plan of operation for the period through December 31, 2014 is as follows:

•
Continue the aggressive production of gold concentrates through the flotation refinery from the mining waste and leached ore of the WMUs at Carson Hill, and commence active sales of the gold concentrates.

•
The Company entered into a purchase agreement with a foreign purchaser for the gold concentrates yielded from the Carson Hill WMUs. A $1,000,000.00 advance on the purchase price was credited to the Company to fund the processing and setup for the WMUs. The Company will be transacting primarily with said foreign purchaser for sales of the gold concentrates.

•
Work with the Regional Water Board at Carson Hill to reclassify the waste at the WMUs as Group “C” Mining Waste. There is an estimate of 3.5 million tons of spent ore in the WMUs and upon reclassification, the Company through its subsidiary will mine and process the material for gold. At the same time, the reclassification project will eliminate the need for long-term maintenance of the permanent waste storage units and mitigate negative environmental impacts to the area, in particular, mitigating potential sources of impact to groundwater quality.

•
Complete the pilot scale froth flotation system that the Company has set up at the Carson Hill site along with a Sand Plant. The leached ore from the WMUs are being crushed and transported to the Sand Plant to produce, bag, and ship gold concentrates.

•	Complete the due diligence investigations on the Carson Hill site presently owned by Sutton Enterprises, which the Company could purchase by Option reserved in the Asset Purchase and Option Agreement.
•	Advance aggressive sales of the gold concentrates from the WMUs.
•	Work collaboratively with the local government and community in the Philippines to assess feasibility of reopening the Philippine mining exploration activities.
•	Seek additional mineral exploration opportunities in the State of California.

Liquidity and Capital Resources

As of December 31, 2013 and 2012, the Company had a total of $647,489 and $690,440 in assets, respectively.  The Company also had $959,796 and $939,281 current liabilities as of December 31, 2013 and 2012, respectively.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2013 and 2012:

	2013	2012
Net Cash Used In Operating Activities	$(1,743,210)	$(425,179)
Net Cash Used In Investing Activities	(159,441)	(14,551)
Net Cash Provided By Financing Activities	1,611,433	735,529
Effect of exchange rate on cash	(25,558)	(4,684)
Net Increase (Decrease) In Cash	$(316,776)	$291,115

Total cash decreased by about $317,000 was mainly due to about $1,740,000, $250,000, $160,000 and $130,000 of cash used in funding the operations, repayment of notes, acquisition of computer and office equipment, and repayment of shareholder advances, respectively, despite about $1,990,000 of cash provided by the stock and short-term notes issuances during the year ended December 31, 2013.

Results of Operations

The following is a summary of the Company’s operation results for the years ended December 31, 2013 and 2012:

	2013	2012
Total revenues	$127,234	$-
Total cost of revenues	(73,390)	-
Gross profit	53,844	-
Total operating expenses	(1,629,086)	(1,213,506)
Total other income (expense)	(25,482)	(10,572)
Net loss	$(1,600,724)	$(1,224,078)

As explained in Part I Item 1 and the Business Overview section above, the Company is no longer in the exploration stage upon changing of the Company’s business plan.

Net loss increased by about $380,000 from 2012 to 2013 due to the increase of about $30,000 and $380,000 in exploration costs and general and administrative expenses, respectively, despite about $54,000 gross profit generated from the gold concentrate sales.

Due to heavy flooding in the Philippines during the first quarter of 2012 and the pending of SEC’s approval of Form S-1 for funding from additional stock issuance, there were no exploration activities until the last quarter of 2012 when smaller scale exploration activities started.  As explained in the Business Overview section, we did not have any exploration activities in Philippines starting October 2013.  The exploration of the Red Bank was only for about three months due to the commencement of the Carson Hill project.  Overall, exploration costs were increased by about $30,000.  We started and completed the pilot testing of the Carson Hill project for the refinery operations in October 2013 and shipped the first batch of processed gold concentrates in December 2013.

Increase of $380,000 in general and administrative expenses was mainly due to the increase of $66,000 in donations to Philippines government agencies for flooding victims and other government activities, $320,000 in payroll expenses, $38,000 in legal and professional fees, $62,000 in tax penalties due to late filings, $117,000 in other general and administrative of Oro East Mariposa subsequent to its incorporation in June 2013, and the decrease of $198,000 and $25,000 in share-based compensation and travel expenses, respectively.

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

Revenue

Revenue from gold concentrate sales is recognized when the title and risk of loss pass to the buyer and when collectability is reasonably assured.  The title and risk of loss is passed to the buyer based on the terms of the sales contract entered into with the buyer when the gold concentrates are shipped at the loading port.

Revenue is recorded and buyer is invoiced based on a provisional sales price as determined in accordance with the terms as specified in the sales contract at the time of shipment.  Upon final settlement with the buyer (generally one to two months from the shipment date), the provisional sales price is adjusted based on the contract terms.  Between shipment and final settlement, changes in gold futures settlement price on the Commodity Exchange Inc. (“COMEX”) result in adjustment to the revenue.  The gold concentrate sales contain an embedded derivative that is required to be bifurcated from the host contract, which is the sale of the metal gold contained in the concentrates at the COMEX gold future settlement prices as specified in the contract.   The embedded derivative does not qualify for hedge accounting and is adjusted to fair value through earnings each reporting period, using the COMEX gold future settlement prices at period-end, until final settlement.

Exploration Costs

Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified.

Share-based Compensation

The Company recognizes the services received in a share-based payment transaction as the services are received.  The services received are measured at the fair value of the equity instruments issued.

Concentrations

Major Customers

During 2013, all of the Company’s revenues were from one customer.

Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and trade receivables.  The Company’s cash are held at various recognized financial institutions, and we do not believe significant concentration of credit risk exists.  The Company performed credit evaluation of its customer’s financial condition, and the receivables were secured by the letter of credit issued per contract terms.  Therefore, we do not believe a significant risk of loss exists from a concentration of credit.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $4,723,329 and a negative working capital of $709,525 at December 31, 2013. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profit from operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from the normal business operations when they come due. Management’s plan includes obtaining additional funds by equity and debt financing and/or related party advances, but there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Oro East Mining, Inc.
Oakland, California

We have audited the accompanying consolidated balance sheets of Oro East Mining, Inc. and its subsidiaries, (collectively, the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of expenses and comprehensive loss, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oro East Mining, Inc. and its subsidiaries as of December 31, 2013 and 2012 and the results of their operations, and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MALONE BAILEY, LLP
www.malonebailey.com
Houston, Texas

April 9, 2014

ORO EAST MINING, INC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$57,972	$374,748
Accounts receivable	24,633	-
Inventories	19,578	-
Prepaid expenses	99,162	87,339
Other current assets	48,926	941
Total current assets	250,271	463,028
Property and equipment, net of accumulated depreciation of $119,349 and $70,913, respectively	397,218	227,412
TOTAL ASSETS	$647,489	$690,440

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$11,661	$-
Current portion of capital lease obligation	3,576
Accounts payable	205,102	20,830
Due to related party	-	11,000
Short-term notes payable	200,000	-
Convertible note payable, net of unamortized discount of $77,500 and $-0-, respectively	282,500	199,169
Accrued consulting costs	112,385	552,318
Other accrued liabilities	144,572	28,637
Advances-related party	-	127,327
Total current liabilities	959,796	939,281
Capital lease obligation, less current portion	7,350	-
Long-term debt, less current portion	32,392	-
TOTAL LIABILITIES	999,538	939,281

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.0001 par value per share, 100,000,000 shares authorized; 27,168,290 and 28,198,990 shares issued and outstanding, respectively	2,717	2,820
Additional paid-in capital	4,396,796	2,878,769
Accumulated deficit	(4,723,329)	(3,134,229)
Accumulated other comprehensive income (loss)	(21,759)	3,799
Total Oro East Mining Inc. stockholders’ deficit	(345,575)	(248,841)
Noncontrolling interest	(6,474)	-
TOTAL STOCKHOLDERS' DEFICIT	(352,049)	(248,841)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$647,489	$690,440

See accompanying notes to consolidated audited financial statements.

ORO EAST MINING, INC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended	Year ended
	December 31,	December 31,
	2013	2012
Revenues:
Sales of gold concentrates, net	$127,234	$-

Cost of revenues	73,390	-

Gross profit	53,844	-

Operating expenses:
General and administrative	1,192,989	807,606
Exploration costs	436,097	405,900
Total operating expenses	1,629,086	1,213,506

Other income (expense):
Interest expense	(24,836)	(11,054)
Foreign currency gain (loss)	(646)	482
Total other expense	(25,482)	(10,572)

Net loss	(1,600,724)	(1,224,078)
Net loss attributable to noncontrolling interest	(11,624)	-
Net loss attributable to Oro East Mining Inc.	(1,589,100)	(1,224,078)

Other comprehensive income (loss),
Foreign currency translation adjustment	(25,558)	(4,684)

Comprehensive loss	$(1,614,658)	$(1,228,762)

Net income (loss) attributable to Oro East Mining Inc. common stockholders per share - Basic and diluted	$(0.06)	$(0.04)

Weighted average number of common shares outstanding	27,634,258	27,930,183

See accompanying notes to consolidated audited financial statements.

ORO EAST MINING, INC
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

								Total
						Accumulated	Accumulated	Oro East
					Additional	Deficit during	Other	Mining Inc.		Total
	Preferred Stock		Common Stock		Paid-in	Exploration	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Income	Equity (Deficit)	Interest	Equity (Deficit)

Balance at December 31, 2011	-	$-	27,916,440	$2,792	$1,820,703	$(1,910,151)	$8,483	$(78,173)	$-	$(78,173)
Shares issued for cash	-	-	269,550	27	808,623	-	-	808,650	-	808,650
Shares issued for services	-	-	13,000	1	38,999	-	-	39,000	-	39,000
Share-based compensation	-	-	-	-	210,444	-	-	210,444	-	210,444
Net loss	-	-	-	-	-	(1,224,078)	-	(1,224,078)	-	(1,224,078)
Other comprehensive loss	-	-	-	-	-	-	(4,684)	(4,684)	-	(4,684)

Balance at December 31, 2012	-	$-	28,198,990	$2,820	$2,878,769	$(3,134,229)	$3,799	$(248,841)	$-	$(248,841)
Shares issued for cash	-	-	427,300	43	1,281,857	-	-	1,281,900	-	1,281,900
Shares issued for services	-	-	42,000	4	-	-	-	4	-	4
Subsidiary shares issued to noncontrolling interest	-	-	-	-	94,850	-	-	94,850	5,150	100,000
Stock redemption	-	-	(1,500,000)	(150)	-	-	-	(150)	-	(150)
Convertible note issuance	-	-	-	-	90,000	-	-	90,000	-	90,000
Share-based compensation	-	-	-	-	51,320	-	-	51,320	-	51,320
Net loss	-	-	-	-	-	(1,589,100)	-	(1,589,100)	(11,624)	(1,600,724)
Other comprehensive loss	-	-	-	-	-	-	(25,558)	(25,558)	-	(25,558)

Balance at December 31, 2013	0	$0	27,168,290	$2,717	$4,396,796	$(4,723,329)	$(21,759)	$(345,575)	$(6,474)	$(352,049)

See accompanying notes to consolidated audited financial statements.

ORO EAST MINING, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	December 31,	December 31,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITES:
Net loss	$(1,589,100)	$(1,224,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to noncontrolling interest	(11,624)	-
Depreciation	48,436	41,302
Share-based compensation	51,324	249,444
Amortization of debt discount	12,500	-
Changes in operating assets and liabilities:
Accounts receivable	(24,633)	-
Inventories	(19,578)	-
Prepaid expenses and other current assets	(59,808)	(88,088)
Accounts payable	184,271	16,905
Accounts payable- related party	(11,000)	11,000
Accrued liabilities	(323,998)	568,336
Net cash used in operating activities	(1,743,210)	(425,179)

CASH FLOW USED IN INVESTING ACTIVITES,
Purchases of property and equipment	(159,441)	(14,551)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,281,900	808,650
Proceeds from shares issuance to noncontrolling interest	100,000	-
Stock redemption	(150)	-
Principal payments under capital lease obligation	(1,074)	-
Proceeds from short-term notes	250,000	-
Proceeds from convertible notes	360,000
Repayment of short-term notes	(50,000)	(82,000)
Repayment of convertible notes	(199,169)	-
Repayment of long-term debt	(2,747)	-
Net proceeds from (repayment of) shareholder advances	(127,327)	8,879
Net cash provided by financing activities	1,611,433	735,529

Effect of exchange rate on cash	(25,558)	(4,684)

NET INCREASE (DECREASE) IN CASH	(316,776)	291,115

CASH AT BEGINNING OF PERIOD	374,748	83,633

CASH AT END OF PERIOD	$57,972	$374,748

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$19,626	$5,811

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment acquired under capital lease obligation	$12,000	$-
Convertible note issued at discount	$90,000	$-
Equipment purchased on short-term note and long-term debt	$46,800	$-

See accompanying notes to consolidated audited financial statements.

ORO EAST MINING, INC
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

On September 20, 2010, Accelerated Acquisitions I, Inc. changed its name to Oro East Mining, Inc.

In June 2013, the Company established a wholly owned subsidiary, Oro East Mariposa, LLC (“Oro East Mariposa”), a California limited liability company.  Oro East Mariposa has started its operations since its establishment.  In October 2013, Oro East Mariposa issued an additional 158,000 units to a foreign corporation owned by a shareholder for cash of $100,000.  The Company now owns 95% equity interest of Oro East Mariposa.

On June 24, 2013, Oro East Mariposa entered into an exclusive Mining Lease and Royalties Agreement with Red Bank Trust for Red Bank Gold Mine (“Red Bank”).  Red Bank is a gold mine located in the prime Mother Lode vein system just east of San Francisco and within the western Sierra Nevada Ranges.

The Company ceased mining exploration at its Philippines site due to force majeure conditions starting from the last quarter of 2012.  Instead it set its sights within the United States.  On December 24, 2013, Oro East Mariposa purchased the gold tailings commonly referred to by the parties as the WMUs (the “WMUs”) located on certain parcels of real property in the County of Calaveras, State of California. The total purchase price for the WMUs is $6,000,000 with 30% net profit royalties payable to the seller.  The Agreement further reserves an Option in favor of Oro East Mariposa for purchase of 39 parcels of real property as described in the Agreement and all claims rights, business assets, and additional property and assets as set forth in the Agreement for a purchase price of $32,000,000 less the $6,000,000 already paid on the WMUs. The Option period is for 180 days from the date of the contract.

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

(d)         Exploration Stage Company

The consolidated financial statements are no longer presented in accordance with Accounting Standards Codification 915 and SEC Industry Guide 7.

The Company ceased to be an Exploration Stage Company in fiscal year 2013 due to the change of its business plan as disclosed in Note 1(a) above and in the Business Description and Business Overview section under Item 1 and 7of this annual report. The current business activity of the Company does not include any mining exploration. Rather, after the purchase of the WMUs at Carson Hill, the Company is focused on producing gold concentrates from the mining waste and leached ore.  The Company recorded its first sales or shipment of gold concentrates in December 2013.

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

(f)         Reclassification

Certain prior year amounts have been reclassified to conform with current year presentation.

(g)         Cash and Cash Equivalents

Cash consists of deposits with banks or other financial institutions.  The Company considers all highly liquid investments with original maturity of three months or less to be cash equivalents.  There were no cash equivalents as of December 31, 2013 and 2012.

(h)           Accounts Receivable

Accounts receivable consists of trade receivables from gold concentrate sales.  We have not established an allowance for doubtful accounts as payments from all outstanding receivables as of December 31, 2013 have been collected subsequently.

(i)           Inventories

Inventories consist of chemical reagents carried at cost not to exceed their net realizable value.  Cost includes applicable taxes and freights.

(j)           Property and Equipment

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

(k)         Revenue Recognition

Revenue from gold concentrate sales is recognized when the title and risk of loss pass to the buyer and when collectability is reasonably assured.  The title and risk of loss is passed to the buyer based on the terms of the sales contract entered into with the buyer when the gold concentrates are shipped at the loading port.

Revenue is recorded and buyer is invoiced based on a provisional sales price as determined in accordance with the terms as specified in the sales contract at the time of shipment.  Upon final settlement with the buyer (generally one to two months from the shipment date), the provisional sales price is adjusted based on the contract terms.  Between shipment and final settlement, changes in gold futures settlement price on the Commodity Exchange Inc. (“COMEX”) result in adjustment to the revenue.  The gold concentrate sales contain an embedded derivative that is required to be bifurcated from the host contract, which is the sale of the metal gold contained in the concentrates at the COMEX gold future settlement prices as specified in the contract.   The embedded derivative does not qualify for hedge accounting and is adjusted to fair value through earnings each reporting period, using the COMEX gold future settlement prices at period-end, until final settlement.

(l)         Exploration Costs

Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified.

(m)         Share-based Compensation

The Company recognizes the services received in a share-based payment transaction as the services are received.  The services received are measured at the fair value of the equity instruments issued.  See Note 3.

(n)          Income Taxes

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

(o)          Foreign Currency Translation

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

(p)         Earnings (Loss) per Common Share

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

(q)         Concentrations

Major Customers

During 2013, all of the Company’s revenues were from one customer.

Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and trade receivables.  The Company’s cash are held at various recognized financial institutions, and we do not believe significant concentration of credit risk exists.  The Company performed credit evaluation of its customer’s financial condition, and the receivables were secured by the letter of credit issued per contract terms.  Therefore, we do not believe a significant risk of loss exists from a concentration of credit.

(r)          Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

(s)        Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $4,723,329 and a negative working capital of $709,525 at December 31, 2013. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profit from operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from the normal business operations when they come due. Management’s plan includes obtaining additional funds by equity and debt financing and/or related party advances, but there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE 2                  FAIR VALUE MEASUREMENT

Accounting Standards Codification (“ASC”) 820 - Fair Value Measurement establishes a fair value hierarchy that categorizes into three levels the inputs to valuation techniques used to measure fair value.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs).

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date;
Level 2	Input other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and
Level 3	Unobservable inputs for the asset or liability.

The Company’s financial instruments include cash, accounts receivable and payable, short- and long-term debt, and derivative financial instrument.  The carrying amounts of cash, accounts payable, short-term loans and long-term debt approximate fair value. The following table sets forth the Company’s financial instruments measured at fair value on a recurring basis:

	Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
Accounts receivable (1)	$24,633	$-	$-	$24,633

(1)
As disclosed in Note 1(k), the sales contain an embedded derivative due to the changes in the gold futures settlement price on the COMEX between the shipment date and final settlement, which is bifurcated and accounted for as a derivative.

The embedded derivative included in the accounts receivable is adjusted to fair value through earnings at the end of each reporting period and classified within Level 1 of the fair value hierarchy because it is valued using quoted market prices in active market.  We recorded a loss of $1,032 to the gold concentrate sales.

There were no financial instruments as of December 31, 2012 subject to the fair value measurement under ASC 820.

NOTE 3                  CAPITAL STOCK AND SHARE-BASED COMPENSATION

The Company sold 427,300 and 269,550 shares of common stock to other investors for cash of $1,281,900 and $808,650 during 2013 and 2012, respectively.

The Company redeemed from Accelerated Venture Partners, LLP 1,500,000 shares of common stock for an aggregate redemption price of $150 pursuant to a Stock Redemption Agreement dated May 13, 2013.  The Company then canceled and returned the 1,500,000 shares to the authorized stock of the Company.

The Company also issued 42,000 and 13,000 common shares for consulting services during 2013 and 2012.  The Company recognized a total of $51,324 and $249,444 share-based payment expenses during 2013 and 2012, respectively.

The Company adopted the 2013 Stock Incentive Plan (the “Plan”) in May 2013, and the Plan provides for the issuance of options, restricted stock, restricted stock units, stock appreciation rights, performance awards, other stock-based awards and dividend equivalents up to 5,000,000 shares of the Company’s common stock.  As of December 31, 2013, there were 4,959,000 shares available for grant under the Plan.  Below is a summary of the status of the Company’s nonvested restricted stock units (“RSUs”) as of December 31, 2013 and changes during the year ended December 31, 2013:

Nonvested RSUs	Number of RSUs	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2013	-	$-
Granted	76,700	3.00
Vested	-	-
Forfeited	-	-
Nonvested at December 31, 2013	76,700	$3.00

As of December 31, 2013, there was $230,100 of total unrecognized share-based compensation related to nonvested RSUs granted under the Plan.

NOTE 4                  PROPERTY AND EQUIPMENT

A summary of property and equipment and useful lives is as follows:

	December 31,		Useful life
	2013	2012	(in years)
Mining and lab equipment	$244,779	$204,093			7
Refinery plant machinery	182,200	-			5
Trucks and autos	81,482	79,681	5	-	7
Office furniture and equipment	8,106	14,551	5	-	7
Total	516,567	298,325
Less: accumulated depreciation	(119,349)	(70,913)
	$397,218	$227,412

The Company recorded depreciation expense of $48,436 and $41,302 for 2013 and 2012, respectively.

NOTE 5                          SHORT-TERM NOTES PAYABLE

During 2013 the Company entered into five $50,000 promissory notes agreements totaling $250,000 with a US and foreign corporation each owned by a different shareholder.  The Company paid off one of the $50,000 promissory notes during 2013.   The notes totaling $200,000 as of December 31, 2013 are due January 31, 2014, March 15, 2014, May 15, 2014 and May 31, 2014 with interest at 12%, 12%, 15% and 15%, respectively, and with no collateral.  As of December 31, 2013, the Company has accrued interest of $8,813.

NOTE 6                  CONVERTIBLE NOTE PAYABLE

The Company paid off the principal and accrued interest of a convertible note totaling $217,043 in January 2013.  The note was issued in 2010.

In December 2013, the Company issued a $360,000 principal amount of 12% convertible note due June 5, 2014 (“Convertible Note”).  The Convertible Note is unsecured and may be paid in full by the Company at any time prior to its maturity date without penalty.  Upon maturity of the Convertible Note, the holder may convert all but not less than all the outstanding principal and interest due at $3.00 USD per share into common stock of the Company.  The Convertible Note has a beneficial conversion feature resulted in the recognition of $90,000 debt discount.  This debt discount is amortized as non-cash interest expense over the life of the note and has an unamortized balance of $77,500 as of December 31, 2013.

NOTE 7                  LONG-TERM DEBT

Following is a summary of all long-term debt:

	December 31, 2013	December 31, 2012
Note payable to a financial institution, collateralized by equipment, due in monthly principal and interest payments of $1,918 at 29% imputed interest through October 15, 2016	$44,053	$-
Less: current maturities	(11,661)	-
	$32,392	$-

Principal payments on long-term debt are due as follows:

Year ending December 31:	Total
2014	$11,661
2015	15,554
2016	16,838
$44,053

NOTE 8                  INCOME TAXES

During 2013 and 2012, the Company incurred a net operating loss and therefore has no tax liability.  As of December 31, 2013, our federal net operating loss carryforwards for income tax purposes were approximately $4.1 million.  If not utilized, the federal net operating loss carryforwards will begin to expire in 2028. The net operating loss carryforwards may be subject to various annual limitations under Section 382 of the Internal Revenue Code.

The net deferred tax asset generated by the operating loss carry-forward has been fully reserved as we believe it is more likely than not that those assets will not be realized.

At December 31, 2013 and 2012, deferred tax asset consisted approximately of $1,400,000 and $890,000, respectively, with full valuation allowance for both years.

NOTE 9          COMMITMENTS

Capital Leases

The Company classifies the equipment lease, which is for 3 years expiring in 2016, as a capital lease.  The following is an analysis of the leased equipment under capital leases by major classes.

Classes of Equipment	December 31, 2013	December 31, 2012
Mining equipment	$12,000	$-
Less: Accumulated depreciation	(643)	-
	$11,357	$-

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2013.

Year ending December 31:	Total
2014	$5,040
2015	5,040
2016	3,360
13,440
Less: Amount representing interest (a)	(2,514)
Present value of net minimum lease payment (b)	$10,926

(a)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company's incremental borrowing rate at lease inception.
(b)	Reflected in the balance sheet as current and noncurrent obligation under capital lease of $3,576 and $7,350, respectively.

NOTE 10                  RELATED PARTY TRANSACTIONS

The shareholder and officer of the Company paid expenses on behalf of the Company during 2013 and 2012.  As of December 31, 2013 and 2012, the Company owed shareholder and officer the amount of $0 and $127,327, respectively. The balances are unsecured, non-interest bearing and due on demand.

The Company has a payable of $11,000 to a shareholder as of December 31, 2012 for consulting service performed in 2012.

NOTE 11                  SUBSEQUENT EVENTS

On January 31, 2014, the Company entered into a Sale and Purchase Agreement (“Agreement”) with a foreign company (“Buyer”) for its purchase of our gold concentrates.  The Buyer advanced $1,000,000 on the Agreement to the Company, which will be credited against subsequent gold concentrates shipments.  Please refer to the Form 8-K filed on February 5, 2014 for details of the terms of the Agreement.

On February 13, 2014, Oro East Mariposa entered into an equipment lease agreement (“Lease”) with an unrelated company on a month-to-month basis.  The Lease charged the first five weeks for $15,000 and then $20,000 monthly for a maximum of 5 additional months.  It allows all rental payments to be applied as a credit to the future purchase of the leased equipment.

ITEM 9.                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As of this reporting, there are none.

ITEM 9A(T).          CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of December 31, 2013 due to a material weakness in internal control over financial reporting described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management identified a material weakness in its internal control over financial reporting as described below.

We had limited segregation of duties for recording and reviewing accounting transactions, and our management review controls over the acquisition of assets were not operating effectively.  This material weakness resulted in material misstatement in the unaudited consolidated financial statements related to the acquisition of $6,000,000 ore stockpiles.  We had corrected such misstatement prior to the issuance of our annual consolidated financial statements on this annual report.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness as identified above, there were no changes in the Company’s internal controls over financial reporting during the fiscal year ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Plans to remediate the Material Weakness

The Company will consult with outside independent certified public accounting firm regarding acquisitions and other significant accounting issues to improve our management review controls and to mitigate the control deficiencies due to limited segregation of duties.

ITEM 9B.               OTHER INFORMATION

As of this reporting, there are none.

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s officers and directors:

Name	Age	Positions
Tian Qing Chen	52	CEO and Chairman of the Board
Rex Yuen	50	CFO
Linda Chen	60	Director

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

Rex Yuen Chief Financial Officer

Rex Yuen was appointed as Chief Financial Officer of the Company on May 1, 2013, and prior to his appointment, he has been an accounting advisor to the Company since February 2012.  Mr. Yuen brings a decade-long pedigree of service as Chief Financial Officer and controller of other companies located throughout the United States and Asia.  He has practiced public accounting both domestically and internationally, with over 10 years of experience.  Mr. Yuen has broad experience in the implementation of cost management initiatives, capitalizing on new growth opportunities, acquisition integration, strategic planning, resource allocation, and cost accounting in U.S., China, and Hong Kong corporations. He brings to Oro East his knowledge of Sarbanes-Oxley implementation and controls, tax compliance, and corporate organizational development. Mr. Yuen holds an honor degree in Business Economics from the University of California at Los Angeles and is a licensed Certified Professional Accountant and Chartered Global Management Accountant. He is also a member of the AICPA.

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

(b)  Significant Employees.

At present, there are three employees with the Company, two under written employment agreements. The subsidiary Oro East Mariposa, LLC has two employees. Except for the 2013 Stock Incentive Plan (“Plan”) adopted by the Company in May 2013 authorizing 5,000,000 shares to be issued under the Plan, we presently do not have any pension, health, annuity, insurance, profit sharing or similar benefit plans.  During 2013, we granted a total of 76,700 Restricted Stock Units (“RSUs”) under the Plan to the Company’s Chief Financial Officer and employee.

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

ITEM 11.                EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for the fiscal periods indicated:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Tian Qing Chen (1)	2013	79,167	0	0		0	0	0	0	79,167
	2012	0	0	0		0	0	0	0	0
Rex Yuen (2)	2013	70,833	0	180,000	(3)	0	0	0	0	250,833
	2012	0	0	0		0	0	0	0	0

(1) Chairman and Chief Executive Officer.
(2) Chief Financial Officer.
(3) 60,000 Restricted Stock Units (“RSU”) were granted on May 1, 2013 pursuant to a 5-year vesting schedule based on the year of employment. The grant date fair value of $180,000 was computed based on $3 per share, which is the closest issuance price of the Company’s common stock to the grant date when there were no trading activities on the OTCBB. No RSUs were vested as of December 31, 2013. See Note 3 to the consolidated financial statements.

Employment Agreements

We maintain written employment agreements with each of our named executive officers.  Their employments are at-will, and each named executive officer receives his base salary and a predetermined amount of RSUs pursuant to a 5-year vesting schedule based on the year of employment.  The annual base salary amounts were $95,000 for Tian Qing Chen and $85,000 for Rex Yuen in 2013.

Outstanding Equity Awards at December 31, 2013

The following table summarizes the outstanding equity awards of our named executive officers’ at the fiscal year ended December 31, 2013:

	Option awards					Stock awards
	Number of Securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Tian Qing Chen	-	-	-	-	-	-	-	-		-
Rex Yuen	-	-	-	-	-	-	-	60,000	1	228,000	1

1 As of December 31, 2013, 60,000 RSUs granted in 2013 were all unvested, and the market value was computed based on $3.80 per share of the Company’s common stock last traded on the OTCBB in 2013 as there have been no other trading activities since then in 2013.

Director Compensation

The following table sets forth director compensation as of December 31, 2013:

Name	Fees Earned Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Tian Qing Chen	0	0	0	0	0	0	0
Linda Chen	0	0	0	0	0	0	0

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists, as of December 31, 2013, the number of shares of common stock of the Company that are beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 27,168,290 shares of our common stock issued and outstanding as of the date of this annual report. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

		Name of Shares Owned	Percent of Class
Title of Class	Name and Address of Beneficial Owner	Beneficially	Owned

Common Stock	Tian Qing Chen, Chief Executive Officer, and Director (1)	23,850,000	87.79%
Common Stock	Accelerated Venture Partners, LLC	1,500,000	5.52%
Common Stock	Rex Yuen, Chief Financial Officer (1)	0	0%
Common Stock	Linda Chen, Director (1)	900	*
Common Stock	All executive officers and directors as a group	23,850,900	87.79%

(1) c/o Oro East Mining, Inc., 7817 Oakport Street, Suite 205, Oakland, CA 94621
* Less than 1%

Equity Compensation Plan Information

We adopted the 2013 Stock Incentive Plan (the “Plan”) in May 2013.  The purpose of the Plan is to attract highly-qualified persons to serve as Employees, Directors and Consultants of the Company and its Affiliates. A further purpose of the Plan is to provide such individuals with additional incentive and reward opportunities designed to enhance the profitable growth of the Company and its Affiliates. The Plan provides for the grant of Options, Restricted Stock, Restricted Stock Units, Stock Appreciation Rights, Performance Awards, Other Stock-Based Awards and Dividend Equivalents, or any combination of the foregoing, up to 5,000,000 shares of the Company’s common stock as is best suited to the circumstances of the particular Employee, Consultant or Director as determined by the Board of Directors in its sole discretion.

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	-		-	-
Equity compensation plans not approved by security holders	76,700	1	-	4,959,000	2
Total	-		-	4,959,000

1 Represents unvested restricted stock units outstanding as of December 31, 2013 under the Plan.  See Note 3 to the consolidated financial statements.
2 As of December 31, 2013, 4,959,000 shares remaining available for future issuance under the Plan. 41,000 shares were issued for consulting services during 2013.  See Note 3 to the consolidated financial statements.

ITEM 13.                RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

There are family relationships between one of our officers and directors.  Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

The shareholder and officer of the Company paid expenses on behalf of the Company during 2013 and 2012.  As of December 31, 2013 and 2012, the Company owed shareholder and officer the amount of $0 and $127,327, respectively. The balances are unsecured, non-interest bearing and due on demand.

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

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

For 2013 and 2012, we were charged approximately $18,300 and $20,600 for professional services rendered for the audit and review of our consolidated financial statements.

Audit-Related Fees

-$0-

Tax Fees

-$0-

All Other Fees

-$0-

The Board Of Directors Pre-Approval Policies

We do not have a separate audit committee.  Our board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the year ended December 31, 2013, 100% of audit-related services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption "All Other Fees", which are currently none, is compatible with maintaining the auditor's independence.

The board approved all fees described above.

PART IV

ITEM 15.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this 10-K:

1.  The following exhibits are filed as part of this report:

Exhibit	Description

3.1.1	Articles of Incorporation of Accelerated Acquisitions I, Inc.(1)
3.1.2	Certificate of Amendment to Articles of Incorporation (5)
3.2	Bylaws of the Registrant (3)
4.1	Specimen Stock Certificate (4)
10.1	Assignment Agreement between Accelerated Acquisitions I, Inc. and Oro-East Mining Company Ltd. (2)
10.2	Mineral Production Sharing Agreement, dated February 10, 2010, by and between Registrant and the Republic of the Philippines (6)
10.3	2013 Stock Incentive Plan adopted on May 8, 2013 (7)
10.4	Employment Agreement with the Chief Financial Officer, dated May 1, 2013 (8)
10.5	Employment Agreement with the Chief Executive Officer, dated April 7, 2014 *
10.6	Stock Redemption Agreement, dated May 13, 2013, between Oro East Mining, Inc. and Accelerated Venture Partners, LLC (9)
10.7	Mining Lease and Royalties Agreement, dated June 24, 2013, between Oro East Mariposa, LLC and Red Bank Trust (10)
10.8	Asset Purchase and Option Agreement, dated December 24, 2013, between Oro East Mariposa, LLC and Sutton Enterprises (11)
10.9	Sale and Purchase Agreement, dated January 31, 2014, between Oro East Mining, Inc. and Royal Asset Management (12)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-12G (File No. 000-53136) filed with the Commission on March 19, 2008
(2)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Amendment No. 1 to Form S-1 (File No. 333-177509) filed with the Commission on January 30, 2012.
(3)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-12G (File No. 000-53136) filed with the Commission on March 19, 2008.
(4)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 1 to Form S-1 (File No. 333-177509) filed with the Commission on January 30, 2012.
(5)	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Amendment No. 1 to Form S-1 (File No. 333-177509) filed with the Commission on January 30, 2012.
(6)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Amendment No. 2 to Form S-1 (File No. 333-177509) filed with the Commission on March 1, 2012
(7)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q (File No. 000-53136) filed with the Commission on May 10, 2013.
(8)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (File No. 000-53136) filed with the Commission on May 10, 2013.
(9)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 000-53136) filed with the Commission on May 17, 2013.
(10)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 000-53136) filed with the Commission on June 27, 2013.
(11)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 000-53136) filed with the Commission on January 2, 2014.
(12)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 000-53136) filed with the Commission on February 5, 2014.
*	Filed herewith.

2.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of MaloneBailey, LLP Independent Registered Certified Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2013 and 2012

•	Consolidated Statements of Operations and Comprehensive for the years ended December 31, 2013 and 2012

•	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2003 and 2012

•	Consolidated Statement of Cash Flows for the years ended December 31, 2013 and 2012

•	Notes to Consolidated Financial Statements

3.  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oro East Mining, Inc.
(Registrant)

Date: April 9, 2014	By
/s/ Tian Qing Chen

Tian Qing Chen Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Date: April 9, 2014	By
/s/ Tian Qing Chen

Tian Qing Chen
Chief Executive Officer and Director (Principal Executive Officer)

Date: April 9, 2014	By
/s/ Rex Yuen

Rex Yuen
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 9, 2014	By
/s/ Linda Chen

Linda Chen
Director