Form 10-Q
period 2014-03-31
Oro East Mining, Inc.
filed 2014-05-14
CIK 1430174

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 27,181,290 shares of common stock, par value $.0001 per share, outstanding as of May 10, 2014.

ORO EAST MINING, INC.

- Table of Contents -

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

PART I — FINANCIAL INFORMATION

Item 1.             FINANCIAL STATEMENTS

ORO EAST MINING, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$119,588	$57,972
Accounts receivable	-	24,633
Inventories	82,736	19,578
Prepaid expenses	850	99,162
Deposit on equipment purchase	248,084	-
Other current assets	92,466	48,926
Total current assets	543,724	250,271
Property and equipment, net of accumulated depreciation of $142,377 and $119,349, respectively	602,949	397,218
TOTAL ASSETS	$1,146,673	$647,489

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$12,532	$11,661
Current portion of capital lease obligation	3,718	3,576
Accounts payable	173,660	205,102
Short-term notes payable	1,200,000	200,000
Convertible note payable, net of unamortized discount of $32,500 and $77,500, respectively	327,500	282,500
Accrued consulting costs	112,384	112,385
Other accrued liabilities	153,020	144,572
Advances-related party	16,000	-
Total current liabilities	1,998,814	959,796
Capital lease obligation, less current portion	6,365	7,350
Long-term debt, less current portion	28,912	32,392
TOTAL LIABILITIES	2,034,091	999,538

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.0001 par value per share, 100,000,000 shares authorized; 27,173,290 and 27,168,290 shares issued and outstanding, respectively	2,717	2,717
Additional paid-in capital	4,424,921	4,396,796
Accumulated deficit	(5,271,858)	(4,723,329)
Accumulated other comprehensive loss	(21,782)	(21,759)
Total Oro East Mining Inc. stockholders’ deficit	(866,002)	(345,575)
Noncontrolling interest	(21,416)	(6,474)
TOTAL STOCKHOLDERS' DEFICIT	(887,418)	(352,049)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,146,673	$647,489

See accompanying notes to unaudited consolidated financial statements.

ORO EAST MINING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months ended March 31,
	2014	2013
Revenues:
Sales of gold concentrates, net	$1,874	$-

Operating expenses:
General and administrative	499,005	203,805
Exploration costs	-	348,759
Total operating expenses	499,005	552,564

Other income (expense):
Interest expense	(66,153)	-
Foreign currency gain (loss)	(187)	49
Total other income (expense)	(66,340)	49

Net loss	(563,471)	(552,515)
Net loss attributable to noncontrolling interest	(14,942)	-
Net loss attributable to Oro East Mining Inc.	(548,529)	(552,515)

Other comprehensive loss,
Foreign currency translation adjustment	(23)	(9,170)

Comprehensive loss	$(548,552)	$(561,685)

Net loss attributable to Oro East Mining Inc. common stockholders per share - Basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding	27,167,290	28,346,171

See accompanying notes to unaudited consolidated financial statements.

ORO EAST MINING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended March 31,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITES:
Net loss	$(548,529)	$(552,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to noncontrolling interest	(14,942)	-
Depreciation	23,028	10,893
Share-based compensation	28,125	4,074
Amortization of debt discount	45,000	-
Changes in operating assets and liabilities:
Accounts receivable	24,633	-
Inventories	(63,158)	-
Deposits	(248,084)	-
Prepaid expenses and other current assets	54,770	(55,375)
Accounts payable	(31,441)	6,045
Accrued liabilities	8,448	(566,482)
Net cash used in operating activities	(722,150)	(1,153,360)

CASH FLOW USED IN INVESTING ACTIVITES,
Purchases of property and equipment	(228,760)	(922)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	1,281,900
Proceeds from short-term note	1,000,000	-
Principal payments under capital lease obligation	(843)	-
Repayment of convertible notes	-	(199,169)
Repayment of long-term debt	(2,608)	-
Net proceeds from (repayment of) shareholder advances	16,000	(48,654)
Net cash provided by financing activities	1,012,549	1,034,077

Effect of exchange rate on cash	(23)	(9,170)

NET INCREASE (DECREASE) IN CASH	61,616	(129,375)

CASH AT BEGINNING OF PERIOD	57,972	374,748

CASH AT END OF PERIOD	$119,588	$245,373

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$417	$17,874

See accompanying notes to unaudited consolidated financial statements.

ORO EAST MINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1          ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)         Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature.   The March 31, 2014 interim consolidated financial statements presented herein may not be indicative of the results of the Company for the year ending December 31, 2014. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on April 9, 2014.

(b)         Use of Estimates

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

NOTE 2          GOING CONCERN

The accompanying interim consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying interim consolidated financial statements, the Company has an accumulated deficit of $5,271,858 and a negative working capital of $1,455,090 at March 31, 2014. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity and debt financing and/or related party advances, but there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying interim consolidated financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE 3                   SHORT-TERM NOTES PAYABLE

There were four $50,000 notes payable (“Notes”) totaling $200,000 as of March 31, 2014. Two of the Notes were extended and are due on June 30, 2014, and the other two are due May 15 and May 31, 2014, respectively.  The extension of the notes payable did not qualify as a substantial modification.  The Notes are with interest at 12%, 12%, 15% and 15%, respectively, and with no collateral. As of March 31, 2014, the Company has accrued interest of $26,363.

On January 31, 2014, the Company entered into a Sale and Purchase Agreement (“Agreement”) with a foreign company (“Buyer”) for its purchase of our gold concentrates.  The Buyer advanced $1,000,000 on the Agreement to the Company, which will be credited against subsequent gold concentrates shipments.   The Agreement was amended on May 6, 2014 to convert the $1,000,000 advance payment to a short-term note, payable within 90 days from May 6, 2014 with an interest rate at 0.6875% per month. The Company recorded this transaction as a short-term note payable as of March 31, 2014.

NOTE 4                  CONVERTIBLE NOTE PAYABLE

The Company issued a $360,000 principal amount of 12% convertible note in 2013 and due June 5, 2014 (“Convertible Note”).  The Convertible Note is unsecured and may be paid in full by the Company at any time prior to its maturity date without penalty.  Upon maturity of the Convertible Note, the holder may convert all but not less than all the outstanding principal and interest due at $3.00 USD per share into common stock of the Company.  The Convertible Note has a beneficial conversion feature resulted in the recognition of $90,000 debt discount.  This debt discount is amortized as non-cash interest expense over the life of the note and has an unamortized balance of $32,500 as of March 31, 2014.

NOTE 5          RELATED PARTY TRANSACTIONS

The shareholder and officer of the Company paid expenses on behalf of the Company during the three months ended March 31, 2014. As of March 31, 2014, the Company owed a shareholder and officer the amount of $16,000. The balances are unsecured, non-interest bearing and due on demand.

NOTE 6          EQUITY

In February 2014, the Company entered into consulting agreements with an individual to issue up to 10,000 common shares for services to be received over a period of ten months.  The services can be terminated at any time with or without cause.  The shares were valued at $3 per share for a total of $30,000.  All 10,000 shares were issued in April 2014.

The Company recognized $28,125 in share-based compensation for consulting services provided during the three months ended March 31, 2014.

NOTE 7          SUBSEQUENT EVENTS

On April 18, 2014, the Company entered into a Funding Agreement with a Dubai-based limited liability company to provide services for issuing $100 million in convertible bonds at an annual interest rate of between 6% and 12.5%.  Please refer to the Form 8-K filed on April 23, 2014 for details of the agreement.

On May 6, 2014, the Sales and Purchase Agreement executed on January 31, 2014 was amended to convert the $1,000,000 advance payment by the Buyer to a short-term note, payable within 90 days from May 6, 2014 with an interest rate at 0.6875% per month and secured by the Company’s assets.  Please refer to the Form 8-K filed on February 5 and May 8, 2014 for details of the agreement and amendment, respectively.

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

Business Overview

The Company’s primary business focus at present is the development of its three substantial piles of leached ore (the 3 WMUs) at an aggregate mine in Carson Hill, California (the “Carson Hill Project”) owned and managed by the Company’s privately held subsidiary, Oro East Mariposa, LLC, a California limited liability company.  The real property that the 3 WMUs and Carson Hill Project is situated on is owned by Sutton Enterprises, located on the south side of Highway 49 in the central Sierra foothills of Calaveras County. The Company, through Oro Eat Mariposa, LLC has obtained a right of entry and access to the 3 WMUs, which are personal property now owned by Oro East Mariposa, LLC.

Previously Oro East Mariposa, LLC had worked with the Central Valley Regional Water Quality Control Board (“Regional Water Board”) to reclassify the mining waste held in the WMUs. In early 2014 a proposal was made to the California Water Board and Central Valley Regional Water Quality Control Board to conduct a pilot study consisting of a field scale flotation plant and portable filter press for the processing of 15,000 tons of ore to recover gold values from the WMUs at Carson Hill. The leached ore in the WMUs potentially contain significant gold values and concentrates that Oro East Mariposa, LLC seeks to recover. It was proposed that the wet processing it would conduct would remove sulfides and generate tailings that met the criteria for Group C classification of mining waste in accordance with Section 22480 of Title 27 of the California Code of Regulations.

On January 31, 2014 the Company executed a Sale and Purchase Agreement with Royal Asset Management (“RAM”), a trading company based in Dubai, the United Arab Emirates, with offices at Nassima Tower, Suite 1303, Sheikh Zayed Road, Dubai, United Arab Emirates. The RAM Agreement covers the sale of gold concentrates from the Company to RAM.  The Agreement was amended on May 6, 2014 to convert the $1,000,000 payment advanced by RAM to a short-term note, payable within 90 days from May 6, 2014 with an interest rate at 0.6875% per month.

On April 17, 2014, the Water Board approved the proposal of the reclassification processing of the mining waste at the WMUs. Successful implementation of the company’s pilot study has the potential to provide a remediation path to reduce negative environmental impact on the groundwater at the Carson Hill site. The Company’s primary objective now is to modify the existing plants to process the leached ore from the WMUs.

On April 18, 2014, the Company entered into a Funding Agreement with Wall Street Equities, Ltd., a Dubai-based limited liability company with principal offices at CNN Building, Office 23, Media City, Dubai, United Arab Emirates. Wall Street Equities is an experienced fundraiser and pursuant to the Funding Agreement, will provide services to Company for issuing $100 million in convertible bonds at an annual interest rate of between 6% and 12.5% and help market for sale said convertible bonds in Europe and East Asia.

Results of Operations

The following is a summary of the Company’s operation results for the three months ended March 31, 2014 and 2013:

	2014	2013
	(Unaudited)
Total revenues	$1,874	$-
Total cost of revenues	-	-
Gross profit	1,874	-
Total operating expenses	(499,005)	(552,564)
Total other income (expense)	(66,340)	49
Net loss	$(563,471)	$(552,515)

Operating expenses decreased by about $54,000 for the three months ended March 31, 2014 and 2013 was due to the decrease of about $349,000 in exploration costs and increase of $295,000 in general and administrative expenses.  As explained in our 2013 annual report, we ceased mining exploration at our Philippine site and focused on producing gold concentrates from the mining waste and leached ore at the Carson Hill site in California.  General and administrative expenses increased was due to the increase of about $100,000 in payroll expense, $24,000 in share-based compensation, and $171,000 in equipment, repair and maintenance and supplies for the refinery operations at the Carson Hill site.

Liquidity and Capital Resources

As of March 31, 2014 and December 31, 2013, the Company had a total of $1,146,673 and 647,489 in assets including $119,588 and $57,972 of cash, respectively.  Increase of about $499,000 in total assets was due to the $25,000 and $98,000 decrease in accounts receivable and prepaid expenses and the $62,000, $63,000, $248,000, $229,000, $23,000, and $44,000 increase in cash, inventories, deposits, property and equipment, accumulated depreciation, and other receivables for the first three months of 2014.  The Company also had $1,998,814 and $959,796 current liabilities as of March 31, 2014 and December 31, 2013, respectively.  Increase of about $1,040,000 in total current liabilities was mainly due to the increase of $1,000,000, $16,000 and $9,000 in short-term note payable, related party advance and accrued liabilities, and the decrease of $45,000 and $31,000 in debt discount and accounts payable, respectively.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2014 and 2013:

	2014	2013
	(Unaudited)
Net Cash Used In Operating Activities	$(722,150)	$(1,153,360)
Net Cash Used In Investing Activities	(228,760)	(922)
Net Cash Provided By Financing Activities	1,012,549	1,034,077
Effect Of Exchange Rate On Cash	(23)	(9,170)
Net Increase (Decrease) In Cash	$61,616	$(129,375)

Our principal sources of liquidity are our cash and the cash flow provided by the shareholder advances and debt and equity financing.  We believe that further debt and equity financing is needed to satisfy our anticipated cash requirements through the next 12 months.

Total cash increased by about $62,000 before the effect of exchange rate during the first quarter of 2014 was mainly due to the $1,000,000 advance payment from the gold concentrate buyer and $16,000 shareholder/officer advances, despite about $723,000 and $229,000 of cash used for funding the operations and purchases of property and equipment, respectively.

Critical Accounting Policies

There have been no material changes in the critical accounting policies since December 31, 2013.

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

Item 4.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2014.   Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are ineffective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2014,  that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 14, 2014
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