Form 10-Q
period 2014-06-30
Oro East Mining, Inc.
filed 2014-08-13
CIK 1430174

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 560,442,800 shares of common stock, par value $.0001 per share, outstanding as of August 11, 2014.

ORO EAST MINING, INC.

- Table of Contents -

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Oro East Mining, Inc., a Delaware corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, the exercise of the approximately 84.1% control the Company’s voting securities the Company’s Chief Executive Officer, Tian Qing Chen, holds, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I — FINANCIAL INFORMATION

Item 1.             FINANCIAL STATEMENTS

ORO EAST MINING, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$22,575	$57,972
Accounts receivable	-	24,633
Inventories	82,736	19,578
Prepaid expenses	1,650	99,162
Deposit on equipment purchase	27,088	-
Other current assets	127,419	48,926
Total current assets	261,468	250,271
Property and equipment, net of accumulated depreciation of $177,667 and $119,349, respectively	826,699	397,218
TOTAL ASSETS	$1,088,167	$647,489

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$13,468	$11,661
Current portion of capital lease obligation	3,866	3,576
Accounts payable	139,401	205,102
Short-term notes payable	1,400,000	200,000
Convertible note payable, net of unamortized discount of $77,500	-	282,500
Accrued consulting costs	112,384	112,385
Other accrued liabilities	182,414	144,572
Advances-related party	373,001	-
Total current liabilities	2,224,534	959,796
Capital lease obligation, less current portion	5,342	7,350
Long-term debt, less current portion	25,173	32,392
TOTAL LIABILITIES	2,255,049	999,538

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.0001 par value per share, 2,000,000,000 shares authorized; 546,125,800 and 543,365,800 shares issued and outstanding, respectively	54,613	54,337
Additional paid-in capital	4,788,150	4,345,176
Accumulated deficit	(5,945,206)	(4,723,329)
Accumulated other comprehensive loss	(21,745)	(21,759)
Total Oro East Mining Inc. stockholders’ deficit	(1,124,188)	(345,575)
Noncontrolling interest	(42,694)	(6,474)
TOTAL STOCKHOLDERS' DEFICIT	(1,166,882)	(352,049)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,088,167	$647,489

See accompanying notes to unaudited consolidated financial statements.

ORO EAST MINING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
Revenues:
Sales of metal concentrates, net	$-	$-	$1,874	$-

Operating expenses:
General and administrative	608,821	333,183	1,107,825	536,988
Exploration costs	-	57,213	-	405,972
Total operating expenses	608,821	390,396	1,107,825	942,960

Other income (expense):
Interest expense	(85,807)	-	(151,960)	-
Foreign currency gain (loss)	1	(710)	(186)	(661)
Total other expense	(85,806)	(710)	(152,146)	(661)

Net loss	(694,627)	(391,106)	(1,258,097)	(943,621)
Net loss attributable to noncontrolling interest	(21,278)	-	(36,220)	-
Net loss attributable to Oro East Mining Inc.	(673,349)	(391,106)	(1,221,877)	(943,621)

Other comprehensive income (loss),
Foreign currency translation adjustment	37	(2,822)	14	(11,992)

Comprehensive loss	$(673,312)	$(393,928)	$(1,221,863)	$(955,613)

Net loss attributable to Oro East Mining Inc. common stockholder per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	544,254,591	565,067,240	543,812,651	562,281,520

See accompanying notes to unaudited consolidated financial statements.

ORO EAST MINING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended June 30,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITES:
Net loss	$(1,221,877)	$(943,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to noncontrolling interest	(36,220)	-
Depreciation	58,318	21,863
Share-based compensation	83,250	7,074
Amortization of debt discount	77,500	-
Changes in operating assets and liabilities:
Accounts receivable	24,633	-
Inventories	(63,158)	-
Deposits	(27,088)	-
Prepaid expenses and other current assets	19,019	71,560
Accounts payable	(65,701)	13,266
Accounts payable – related party	-	(11,000)
Accrued liabilities	37,841	(475,624)
Net cash used in operating activities	(1,113,483)	(1,316,482)

CASH FLOW USED IN INVESTING ACTIVITES,
Purchases of property and equipment	(487,799)	(5,243)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	1,281,900
Stock redemption	-	(150)
Proceeds from short-term note	1,200,000	-
Principal payments under capital lease obligation	(1,718)	-
Repayment of convertible notes	-	(199,169)
Repayment of long-term debt	(5,412)	-
Net proceeds from (repayment of) shareholder advances	373,001	(72,472)
Net cash provided by financing activities	1,565,871	1,010,109

Effect of exchange rate on cash	14	(11,992)

NET DECREASE IN CASH	(35,397)	(323,608)

CASH AT BEGINNING OF PERIOD	57,972	374,748

CASH AT END OF PERIOD	$22,575	$51,140

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$28,572	$17,874

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Share issuance for conversion of convertible note	$360,000	$-

See accompanying notes to unaudited consolidated financial statements.

ORO EAST MINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1          ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)         Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature.   The June 30, 2014 interim consolidated financial statements presented herein may not be indicative of the results of the Company for the year ending December 31, 2014. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on April 9, 2014.

(b)         Stock Split

A twenty-for-one forward stock split was effected on June 12, 2014.  All share and per share information has been adjusted retroactively to reflect the stock split.

(c)         Use of Estimates

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

NOTE 2          GOING CONCERN

The accompanying interim consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying interim consolidated financial statements, the Company has an accumulated deficit of $5,945,206 and a negative working capital of $1,963,066 at June 30, 2014. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity and debt financing and/or related party advances, but there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying interim consolidated financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE 3          SHORT-TERM NOTES PAYABLE

A summary of the short-term notes payable is as follows:

	As of June 30, 2014	As of December 31, 2013
Fixed-rate 12% note, due September 30, 2014 (1)	$50,000	$50,000
Fixed-rate 12% note, due September 30, 2014 (1)	50,000	50,000
Fixed-rate 15% note, due May 15, 2014 (2)	50,000	50,000
Fixed-rate 15% note, due May 31, 2014 (2)	50,000	50,000
Fixed-rate 12% note, due August 1, 2014	100,000	-
Fixed-rate 12% note, due August 15, 2014	100,000	-
Fixed-rate 8.25% note, due August 5, 2014 (3)	1,000,000	-
	$1,400,000	$200,000

(1)	The notes with original maturity of January 31 and March 15, 2014, respectively, were extended to be due on September 30, 2014. The extension of the notes did not qualify as a substantial modification.
(2)	The notes were paid off on July 16, 2014.
(3)	On May 6, 2014, the Sale and Purchase Agreement was amended to convert the $1,000,000 advanced payment from the buyer to a secured short-term note with the assets of the Company as collateral. Please refer to the Form 8-K filed on February 5 and May 8, 2014 for details of the agreement and amendment, respectively. The note and all accrued interest were paid off on August 1, 2014.

All except for the $1,000,000 notes are unsecured.  The Company has accrued interest of $54,733 as of June 30, 2014.

NOTE 4          CONVERTIBLE NOTE PAYABLE

The Company issued a $360,000 principal amount of 12% convertible note in 2013 and due June 5, 2014 (“Convertible Note”).  The Convertible Note has a beneficial conversion feature resulted in the recognition of $90,000 debt discount, which has all been amortized as of June 30, 2014.  The principal of the Convertible Note was converted into 2,400,000 common stock of the Company at $0.15 per share, and interest totaling $21,600 was paid by cash after the maturity of the note.

NOTE 5          RELATED PARTY TRANSACTIONS

The shareholder and officer of the Company paid expenses on behalf of the Company during the six months ended June 30, 2014. As of June 30, 2014, the Company owed a shareholder and officer the amount of $373,001. The balances are unsecured, non-interest bearing and due on demand.

NOTE 6          EQUITY

The Company entered into consulting agreements with two individuals in February and April 2014 to issue up to 200,000 and 420,000 common shares for services to be received over a period of ten and twenty-one months, respectively.  The services can be terminated at any time with or without cause, and issued shares are forfeitable if the services are not provided.  The shares were valued at $0.15 per share for a total of $93,000.  200,000 and 60,000 shares were issued in April and July 2014, respectively.

The Company recognized $83,250 in share-based compensation during the six months ended June 30, 2014.

NOTE 7          SUBSEQUENT EVENTS

On July 3, 2014, the Company entered into consulting and finder’s fee agreements with two foreign corporations and issued 6,750,000 and 7,500,000 restricted common shares for services to be received over a period of two years, respectively.  The shares are forfeitable if the services are not provided.  The shares were valued at $0.10 per share for a total of $1,425,000.

On July 14, 2014, the Company issued a $500,000 principal amount of 12% convertible note and due January 14, 2015.  The note is unsecured and may be paid in full by the Company at any time prior to its maturity date without penalty.  Upon maturity of the note, the holder may convert all the outstanding principal and interest due at $0.20 per share into common stock of the Company.

On August 1, 2014, the Company entered into a promissory note for a principal sum of $800,000 with a 15% interest payment per annum on the unpaid principal.  The note is unsecured and due on February 1, 2015.

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

Business Overview

The Company’s primary business focus at present is the development of its three substantial piles of crushed gold ores at an aggregate mine in Carson Hill, California (the “Carson Hill Project”) owned and managed by the Company’s privately held subsidiary, Oro East Mariposa, LLC, a California limited liability company.  The real property that the crushed gold ores and Carson Hill Project is situated on is owned by Sutton Enterprises, located on the south side of Highway 49 in the central Sierra foothills of Calaveras County. The Company, through Oro Eat Mariposa, LLC has obtained a right of entry and access to the crushed ores, which are personal property now owned by Oro East Mariposa, LLC.

Previously Oro East Mariposa, LLC had worked with the Central Valley Regional Water Quality Control Board (“Regional Water Board”) to reclassify the mining waste held in the crushed ores. In early 2014 a proposal was made to the California Water Board and Central Valley Regional Water Quality Control Board to conduct a pilot study consisting of a field scale flotation plant and portable filter press for the processing of 15,000 tons of ore to recover the gold values at Carson Hill. The crushed ores potentially contain significant gold values and concentrates that Oro East Mariposa, LLC seeks to recover. It was proposed that the wet processing it would conduct would remove sulfides and generate tailings that met the criteria for Group C classification of mining waste in accordance with Section 22480 of Title 27 of the California Code of Regulations.

On May 27, 2014, the board of directors with the majority of voting power held by the stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation (i) increasing the number of authorized shares of common stock from 100,000,000 to 2,000,000,000, and (ii) effecting a twenty-for-one (20:1) forward split of the Company’s issued and outstanding shares of common stock.  The forward split was effective with the Financial Industry Regulatory Authority as of the opening of business on June 12, 2014.  As a result of the forward stock split, each share of the Company’s common stock issued and outstanding at the close of business on June 12, 2014 was split into 20 shares of the Company’s common stock.

On July 3, 2014, the Company executed a Consulting Agreement with Hobson Consultants Limited (“Hobson”), a Hong Kong consulting firm, for a two-year engagement of consulting services to help the Company build strategic relationships in East Asia. Hobson would be compensated $675,000 paid in shares of Company stock, or 6,750,000 restricted shares at $0.10 per share.

Also on July 3, 2014, the Company executed a Finder’s Fee Agreement with Smarteam Asia Limited (“Smarteam”), a Hong Kong investor relations management company, for a two-year engagement of services to help the Company promote and fund raise in East Asia. Smarteam would be compensated $750,000 paid in shares of Company stock, or 7,500,000 restricted shares at $0.10 per share. In addition, Smarteam would be compensated with a finder’s fee equivalent to 10% of any total funding raised by the direct promotional efforts of Smarteam, payable as Company stock at $0.15 per share.

On July 14, 2014, the Company entered into a Convertible Note Purchase Agreement with an individual investor.  Under the terms of the Agreement, the Company offered and sold a Convertible Promissory Note (the “Note”) for aggregate proceeds of $500,000.   The Note bears interest at 12% annually, which interest compounds annually, and all principal and interest is due not later than January 14, 2015.  All principal and interest due under the Note is convertible, at the election of the holder of the Note, into shares of common stock of the Company at a rate of $0.20 (Twenty Cents) per share.

On August 1, 2014, the Company entered into a promissory note for a principal sum of $800,000 (Eight Hundred Thousand U.S. Dollars) with a 15% interest payment per annum on the unpaid principal, calculated yearly and not in advance. Said promissory note and interest accrued shall be paid in full on or before February 1, 2015 without pre-payment penalty.

The Sale and Purchase Agreement with Royal Asset Management (“RAM”), a trading company based in Dubai, the United Arab Emirates, executed on January 31 with the May 6 amendment converting the $1,000,000 payment advanced to the Company was paid off effective August 1, 2014.

Results of Operations

The following is a summary of the Company’s operation results for the three and six months ended June 30, 2014 and 2013:

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Total revenues	$-	$-	$1,874	$-
Total cost of revenues	-	-	-	-
Gross profit	-	-	1,874	-
Total operating expenses	(608,821)	(390,396)	(1,107,825)	(942,960)
Total other expense	(85,806)	(710)	(152,146)	(661)
Net loss	$(694,627)	$(391,106)	$(1,258,097)	$(943,621)

Operating expenses increased by about $218,000 and $165,000 for the three and six months ended June 30, 2014 and 2013 was due to the decrease of about $57,000 and $405,000 in exploration costs and increase of $275,000 and $570,000 in general and administrative expenses, respectively.  As explained in our 2013 annual report, we ceased mining exploration at our Philippine site and focused on producing gold concentrates from the mining waste and leached ore at the Carson Hill site in California.  During the three and six months ended June 30, 2014 and 2013, general and administrative expenses increased was due to the increase of about $46,000 and $145,000 in payroll expense, $52,000 and $75,000 in share-based compensation, $25,000 and $35,000 in depreciation, and $244,000 and $410,000 in equipment, repair and maintenance and supplies for the refinery operations at the Carson Hill site, and decrease of $92,000 and $95,000 in donations, respectively

Other expenses increased by about $85,000 and $151,000 during the three and six months ended June 30, 2014 and 2013 was due the increase in interest expenses for the respective periods.

Liquidity and Capital Resources

As of June 30, 2014 and December 31, 2013, the Company had a total of $1,088,167 and 647,489 in assets including $22,575 and $57,972 of cash, respectively.  Increase of about $440,000 in total assets was due to the $35,000, $25,000 and $98,000 decrease in cash, accounts receivable and prepaid expenses and the $63,000, $27,000, $488,000, $58,000, and $78,000 increase in inventories, deposits, property and equipment, accumulated depreciation, and other receivables for the first six months of 2014.  The Company also had $2,224,534 and $959,796 current liabilities as of June 30, 2014 and December 31, 2013, respectively.  Increase of about $1,264,000 in total current liabilities was mainly due to the increase of $1,200,000, $373,000 and $38,000 in short-term note payable, related party advance and accrued liabilities, and the decrease of $282,000 and $65,000 in convertible note and accounts payable, respectively.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2014 and 2013:

	2014	2013
	(Unaudited)
Net Cash Used In Operating Activities	$(1,113,483)	$(1,316,482)
Net Cash Used In Investing Activities	(487,799)	(5,243)
Net Cash Provided By Financing Activities	1,565,871	1,010,109
Effect Of Exchange Rate On Cash	14	(11,992)
Net Decrease In Cash	$(35,397)	$(323,608)

Our principal sources of liquidity are our cash and the cash flow provided by the shareholder advances and debt and equity financing.  We believe that further debt and equity financing is needed to satisfy our anticipated cash requirements through the next 12 months.

Total cash decreased by about $35,000 before the effect of exchange rate was mainly due to about $1,113,000, $7,000 and $488,000 of cash used for funding the operations, repayment of debts and purchases of property and equipment, respectively, despite about $1,200,000 and $373,000 of cash provided by short-term notes issuances and shareholder/officer advance during the six months ended June 30, 2014.

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

Item 4.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2014.   Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are ineffective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2014,  that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS

On or about July 11, 2014, Oro East Mariposa, LLC, a private subsidiary of the Company, filed a civil complaint against Allied Business Financial Services, Inc. for breach of contract and other claims. The suit was filed in the Superior Court of California in the County of Orange, Case Number 30-2014-00733630-CU-BC-CJC.

Item 1A.          RISK FACTORS

As a “smaller reporting company” (as defined in Rule 12b-2 of the Exchange Act), the Company is not required to provide information required by this Item 1A.

Item 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

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

(2)  Filed and incorporated by reference to the Company’s Form 8-K (File No. 000-53136), as filed with the Securities and Exchange Commission on June 17, 2014.

*           Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2014
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

(2)  Filed and incorporated by reference to the Company’s Form 8-K (File No. 000-53136), as filed with the Securities and Exchange Commission on June 17, 2014.

*           Filed herewith