Form 10-Q
period 2014-09-30
Oro East Mining, Inc.
filed 2014-11-13
CIK 1430174

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 580,629,700 shares of common stock, par value $.0001 per share, outstanding as of November 7, 2014.

ORO EAST MINING, INC.

- Table of Contents -

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Oro East Mining, Inc., a Delaware corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, the exercise of the approximately 81.2% control the Company’s voting securities the Company’s Chief Executive Officer, Tian Qing Chen, holds, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I — FINANCIAL INFORMATION

Item 1.             FINANCIAL STATEMENTS

ORO EAST MINING, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$48,043	$57,972
Accounts receivable	-	24,633
Inventories	62,427	19,578
Prepaid expenses	1,600	99,162
Deposit on equipment purchase	27,085	-
Other current assets	127,421	48,926
Total current assets	266,576	250,271
Property and equipment, net of accumulated depreciation of $75,200 and $119,349, respectively	636,646	397,218
TOTAL ASSETS	$903,222	$647,489

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$14,473	$11,661
Current portion of capital lease obligation	4,020	3,576
Accounts payable	119,946	205,102
Short-term notes payable	1,050,000	200,000
Convertible note payable, net of unamortized discount of $259,536 and $77,500, respectively	315,464	282,500
Accrued consulting costs	-	112,385
Other accrued liabilities	200,258	144,572
Advances-related party	373,436	-
Total current liabilities	2,077,597	959,796
Capital lease obligation, less current portion	4,277	7,350
Long-term debt, less current portion	21,156	32,392
TOTAL LIABILITIES	2,103,030	999,538

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.0001 par value per share, 2,000,000,000 shares authorized; 580,596,200 and 543,365,800 shares issued and outstanding, respectively	58,060	54,337
Additional paid-in capital	5,728,822	4,345,176
Accumulated deficit	(6,908,671)	(4,723,329)
Accumulated other comprehensive loss	(24,120)	(21,759)
Total Oro East Mining Inc. stockholders’ deficit	(1,145,909)	(345,575)
Noncontrolling interest	(53,899)	(6,474)
TOTAL STOCKHOLDERS' DEFICIT	(1,199,808)	(352,049)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$903,222	$647,489

See accompanying notes to unaudited consolidated financial statements.

ORO EAST MINING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
Revenues:
Sales of metal concentrates, net	$15,044	$-	$16,918	$-

Cost of revenues	20,308	-	20,308	-

Gross profit (loss)	(5,264)	-	(3,390)	-

Operating expenses:
General and administrative	716,088	283,453	1,823,913	820,441
Exploration costs	-	31,623	-	437,592
Total operating expenses	716,088	315,076	1,823,913	1,258,033

Other income (expense):
Interest expense	(216,916)	(1,407)	(368,877)	(1,407)
Loss on disposal of assets	(36,389)	-	(36,389)	-
Foreign currency loss	(12)	(1)	(198)	(662)
Total other expense	(253,317)	(1,408)	(405,464)	(2,069)

Net loss	(974,669)	(316,484)	(2,232,767)	(1,260,102)
Net loss attributable to noncontrolling interest	(11,205)	-	(47,425)	-
Net loss attributable to Oro East Mining Inc.	(963,464)	(316,484)	(2,185,342)	(1,260,102)

Other comprehensive income (loss),
Foreign currency translation adjustment	(2,375)	(9,949)	(2,361)	(21,941)

Comprehensive loss	$(965,839)	$(326,433)	$(2,187,703)	$(1,282,043)

Net loss attributable to Oro East Mining Inc. common stockholder per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	559,069,539	565,067,240	548,954,166	562,281,520

See accompanying notes to unaudited consolidated financial statements.

ORO EAST MINING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended September 30,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITES:
Net loss	$(2,185,342)	$(1,260,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss attributable to noncontrolling interest	(47,425)	-
Depreciation	93,493	33,342
Loss on disposal of assets	36,389	-
Share-based compensation	503,619	29,199
Amortization of debt discount	164,214	-
Changes in operating assets and liabilities:
Accounts receivable	24,633	-
Inventories	(42,849)	-
Deposits	(27,085)	-
Prepaid expenses and other current assets	96,567	84,852
Accounts payable	(85,156)	45,125
Accounts payable – related party	-	(11,000)
Accrued liabilities	61,789	(344,322)
Net cash used in operating activities	(1,407,153)	(1,422,906)

CASH FLOW USED IN INVESTING ACTIVITES,
Purchases of property and equipment	(487,798)	(17,863)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	1,281,900
Stock redemption	-	(150)
Principal payments under capital lease obligation	(2,629)	(263)
Proceeds from short-term note	2,050,000	100,000
Proceeds from convertible notes	575,000	-
Repayment of short-term notes	(1,100,000)	-
Repayment of convertible notes	-	(199,169)
Repayment of long-term debt	(8,424)	-
Net proceeds from (repayment of) shareholder advances	373,436	(61,489)
Net cash provided by financing activities	1,887,383	1,120,829

Effect of exchange rate on cash	(2,361)	(21,941)

NET DECREASE IN CASH	(9,929)	(341,881)

CASH AT BEGINNING OF PERIOD	57,972	374,748

CASH AT END OF PERIOD	$48,043	$32,867

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$80,300	$18,031

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Share issuance for conversion of convertible note	$360,000	$-
Convertible notes issued at discount	$423,750	$-
Share issuance for conversion of short-term notes	$100,000	$-
Equipment acquired under capital lease obligation	$-	$12,000

See accompanying notes to unaudited consolidated financial statements.

ORO EAST MINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1          ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)         Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature.   The September 30, 2014 interim consolidated financial statements presented herein may not be indicative of the results of the Company for the year ending December 31, 2014. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on April 9, 2014.

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

NOTE 2          GOING CONCERN

The accompanying interim consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying interim consolidated financial statements, the Company has an accumulated deficit of $6,908,671 and a negative working capital of $1,811,021 at September 30, 2014. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity and debt financing and/or related party advances, but there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying interim consolidated financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE 3          SHORT-TERM NOTES PAYABLE

A summary of the short-term notes payable is as follows:
	As of September 30, 2014	As of December 31, 2013
Fixed-rate 12% note, due September 30, 2014 (1)	$-	$50,000
Fixed-rate 12% note, due September 30, 2014 (1)	-	50,000
Fixed-rate 15% note, due May 15, 2014 (2)	-	50,000
Fixed-rate 15% note, due May 31, 2014 (2)	-	50,000
Fixed-rate 12% note, due October 31, 2014	100,000	-
Fixed-rate 12% note, due October 31, 2014	100,000	-
Fixed-rate 15% note, due February 1, 2015	800,000	-
Fixed-rate 15% note, due April 1, 2015	50,000	-
	$1,050,000	$200,000

(1)	The notes were assigned to other unrelated parties and paid off on September 18 and 24, 2014, respectively. See Note 6.
(2)	The notes were paid off on July 16, 2014.

All notes are unsecured, and the Company has accrued interest of $55,638 as of September 30, 2014.

NOTE 4          CONVERTIBLE NOTES PAYABLE

A summary of the convertible notes payable is as below:

	As of September 30, 2014	As of December 31, 2013
Fixed-rate 12% convertible note, conversion price @$0.15/share, due June 30, 2014 (1)	$-	$360,000
Fixed-rate 12% convertible note, conversion price @$0.20/share, due January 14, 2015	500,000	-
Fixed-rate 12% convertible note, conversion price @$0.20/share, due February 20, 2015	20,000	-
Fixed-rate 12% convertible note, conversion price @$0.20/share, due February 29, 2015	25,000	-
Fixed-rate 12% convertible note, conversion price @$0.20/share, due March 16, 2015	30,000	-
Total	575,000	360,000
Less: unamortized discount	(259,536)	(77,500)
	$315,464	$282,500

(1)	The note was converted into 2,400,000 common shares upon maturity.

The convertible notes payable has a beneficial conversion feature resulted in the recognition of $423,750 debt discount.  The debt discount is amortized as non-cash interest expense over the life of the notes and has an unamortized balance of $259,536 at September 30, 2014.

NOTE 5          RELATED PARTY TRANSACTIONS

The shareholder and officer of the Company paid expenses on behalf of the Company during the nine months ended September 30, 2014. As of September 30, 2014, the Company owed a shareholder and officer the amount of $373,436. The balances are unsecured, non-interest bearing and due on demand.

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

The Company also entered into two consulting agreements with two foreign companies in July 2014 to issue up to 6,750,000 and 7,500,000 common shares, respectively, for services to be received over a period of two years.  The services can be terminated at any time with or without cause, and issued shares are forfeitable if the services are not provided.  The shares were valued at $0.3 per share for a total of $4,275,000, and 14,250,000 common shares were issued in July 2014.

The Company issued a total of 20,000,000 common shares in exchange of cancelation of $100,000 short-term notes in September 2014.

The Company recognized $503,619 in share-based compensation during the nine months ended September 30, 2014.

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

On July 7, 2014, the Company completed a shipment of 15 tons of gold concentrates to Royal Asset Management (“RAM”), an Abu Dhabi based asset management company held by His Highness Shaikh Saqer Al Nahyan and royal family. RAM remains one of OROE’s top buyers. The RAM shipment marks an important nascent milestone for the Carson Hill Gold Project. The success of the pilot test phase bodes well for the Company’s continued expansion of its current gold stockpile operations.

On August 1, 2014, the Company entered into a promissory note for the sum of $800,000.00 with an undisclosed foreign investor at a 15% interest rate and maturation date of February 1, 2015. The sum was used to pay off the $1,000,000.00 loan advanced by Royal Asset Management Company (“RAM”) that the Company previously entered into on or about May 6, 2014.

Also on August 1, 2014, the Company’s Philippine-based subsidiary, Oro East Mining Greentech Philippines, Inc. in Makati City, entered into a settlement and release with ERT Holding, Inc., whereas ERT Holding, Inc. was given legal title to certain mining equipment and machinery held by Oro East Mining Greentech Philippines in accord and satisfaction of all previous debts.

On September 8, 2014, Rex Yuen, Chief Financial Officer of Oro East Mining, Inc. (“Company”) resigned from his position at the Company. The Company issued a press release on September 8, 2014 announcing Mr. Yuen’s departure.

On September 24, 2014, the California Environmental Protection Agency’s Central Valley Water Board (“Water Board”) approved Oro East’s Carson Hill Mining Waste Reclassification Project in a memorandum issued by the Water Board. The waste management unit stockpiles of gold concentrates (WMUs) at Carson Hill, one of the Company’s current gold production projects, consist of spent gold ore currently classified by the Water Board as “Group B mining waste.” Group B mining waste is considered hazardous or to contain soluble pollutants that exceed water quality objectives. Under Oro East’s Reclassification Project, the spent gold ore would be processed into waste that qualifies for a reclassification to “Group C mining waste.” Group C mining waste fully complies with water quality objectives and therefore fundamentally transforms the gold production process at Carson Hill into a green, environmentally-friendly, and sustainable process.

On October 22, 2014, the Company met with Guo Neng Rong Ding Beijing, also known as the Scientific Development Company, a Chinese corporation specializing in gold refining processing, to commence discussions about a prospective joint venture between the parties. The terms of that discussion were memorialized in a letter of intent, which proposed joint collaborative efforts in launching a new private corporation that would build gold refining systems. Specifically, these systems would be provided by Scientific Development Co. and set up for testing at the Company’s Carson Hill site to process the Company’s stockpiles of ore concentrates. The letter of intent reflects an agreement between the parties to work in good faith toward finalizing a contract by the end of November, 2014.

On October 24, 2014, after months of non-activity due to natural disasters in the area, the Company made the decision to dissolve all business activity in the Philippines, specifically its MPSA 184-XI project. Dissolution of Philippine subsidiaries shall take place in the subsequent months, along with wind-up of all business assets. The Company projects the dissolution and wind-up of the MPSA 184-XI project to conclude by the end of December, 2014.

Results of Operations

The following is a summary of the Company’s operation results for the three and nine months ended September 30, 2014 and 2013:

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Total revenues	$15,044	$-	$16,918	$-
Total cost of revenues	20,308	-	20,308	-
Gross profit (loss)	(5,264)	-	(3,390)	-
Total operating expenses	(716,088)	(315,076)	(1,823,913)	(1,258,033)
Total other expense	(253,317)	(1,408)	(405,464)	(2,069)
Net loss	$(974,669)	$(316,484)	$(2,232,767)	$(1,260,102)

Operating expenses increased by about $401,000 and $566,000 for the three and nine months ended September 30, 2014 and 2013 was due to the decrease of about $32,000 and 438,000 in exploration costs and increase of $433,000 and $1,004,000 in general and administrative expenses, respectively.  As explained in our 2013 annual report, we ceased mining exploration at our Philippine site and focused on producing gold concentrates from the mining waste and leached ore at the Carson Hill site in California.  During the three and nine months ended September 30, 2014 and 2013, general and administrative expenses increased was due to the increase of about $36,000 and $169,000 in payroll expense, $398,000 and $475,000 in share-based compensation, $24,000 and $61,000 in depreciation, $97,000 and $107,000 in professional fees, and $30,000 and $348,000 in equipment and repair and maintenance for the refinery operations at the Carson Hill site, and decrease of $92,000 and $95,000 in donations and $60,000 and $61,000 in tax penalty, respectively

Other expenses increased by about $252,000 and $403,000 during the three and nine months ended September30, 2014 and 2013 was due the increase of $216,000 and $367,000 in interest expenses and increase of $36,000 loss on assets disposal for the respective periods.

Liquidity and Capital Resources

As of September 30, 2014 and December 31, 2013, the Company had a total of $903,222 and 647,489 in assets including $48,043 and $57,972 of cash, respectively.  Increase of about $256,000 in total assets was due to the $10,000, $25,000, $45,000, and $98,000 decrease in cash, accounts receivable, accumulated depreciation, and prepaid expenses, and the $43,000, $27,000, $196,000, and $78,000 increase in inventories, deposits, property and equipment, and other receivables for the first nine months of 2014.  The Company also had $2,077,597 and $959,796 current liabilities as of September 30, 2014 and December 31, 2013, respectively.  Increase of about $1,118,000 in total current liabilities was mainly due to the increase of $850,000, $373,000 and $33,000 in short-term note payable, related party advance and convertible notes, and the decrease of $57,000 and $85,000 in accrued liabilities and accounts payable, respectively.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2014 and 2013:

	2014	2013
	(Unaudited)
Net Cash Used In Operating Activities	$(1,407,153)	$(1,422,906)
Net Cash Used In Investing Activities	(487,798)	(17,863)
Net Cash Provided By Financing Activities	1,887,383	1,120,829
Effect Of Exchange Rate On Cash	(2,361)	(21,941)
Net Decrease In Cash	$(9,929)	$(341,881)

Our principal sources of liquidity are our cash and the cash flow provided by the shareholder advances and debt and equity financing.  We believe that further debt and equity financing is needed to satisfy our anticipated cash requirements through the next 12 months.

Total cash decreased by about $7,500 before the effect of exchange rate was mainly due to about $1,407,000, $1,111,000 and $488,000 of cash used for funding the operations, repayment of debts and purchases of property and equipment, respectively, despite about $2,625,000 and $373,500 of cash provided by short-term and convertible notes issuances and shareholder/officer advance during the nine months ended September 30, 2014.

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

Item 4.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2014.   Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are ineffective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2014,  that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS

The civil complaint that the Company’s subsidiary, Oro East Mariposa, LLC filed against Allied Business Financial Services, Inc. for breach of contract and other claims is still pending. The suit was filed on July 11, 2014 in the Superior Court of California in the County of Orange, Case Number 30-2014-00733630-CU-BC-CJC.

Item 1A.          RISK FACTORS

As a “smaller reporting company” (as defined in Rule 12b-2 of the Exchange Act), the Company is not required to provide information required by this Item 1A.

Item 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 18, 2014, the Company offered and sold 5,000,000 shares of common stock to one offeree in exchange for the cancelation of debt of $25,000, or $0.005 per share.  The offering was made in reliance on the exemption from registration afforded by Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”). The Company made the offer and sale offshore of the US, to a non-US person, with no directed selling efforts in the US, where offering restrictions were implemented.

On September 18, 2014, the Company offered and sold 5,000,000 shares of common stock to one offeree in exchange for the cancelation of debt of $25,000, or $0.005 per share.  The offering was made in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act, in a non-public offering to a sophisticated investor who had access to registration-type information of the Company.

On September 24, 2014, the Company offered and sold 10,000,000 shares of common stock to one offeree in exchange for the cancelation of debt of $50,000, or $0.005 per share.  The offering was made in reliance on the exemption from registration afforded by Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act. The Company made the offer and sale offshore of the US, to a non-US person, with no directed selling efforts in the US, where offering restrictions were implemented.

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

Dated: November 13, 2014
ORO EAST MINING, INC. (Registrant)

By:	/s/ Tian Q. Chen
Name: Tian Q. Chen Title: Chief Executive Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)

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