Form 10-Q
period 2015-03-31
Oro East Mining, Inc.
filed 2015-05-15
CIK 1430174

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 581,323,700 shares of common stock, par value $.0001 per share, outstanding as of May 11, 2015.

ORO EAST MINING, INC.

- Table of Contents -

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Oro East Mining, Inc., a Delaware corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, the exercise of the approximately 81.1% control the Company’s voting securities the Company’s Chief Executive Officer, Tian Qing Chen, holds, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I — FINANCIAL INFORMATION

Item 1.             FINANCIAL STATEMENTS

ORO EAST MINING, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$188,155	$64,832
Inventories	18,734	18,734
Prepaid expenses	43,693	43,693
Other current assets	153,655	154,720
Total current assets	404,237	281,979
Property and equipment, net of accumulated depreciation of $139,933 and $106,669, respectively	624,781	658,045
TOTAL ASSETS	$1,029,018	$940,024

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$16,715	$15,554
Current portion of capital lease obligation	4,345	4,179
Accounts payable	83,018	148,322
Short-term notes payable	1,100,000	1,150,000
Convertible note payable, net of unamortized discount of $7,494 and $81,222, respectively	1,329,506	610,778
Other accrued liabilities	280,619	243,810
Advances-related party	199,589	372,017
Total current liabilities	3,013,792	2,544,660
Capital lease obligation, less current portion	2,020	3,171
Long-term debt, less current portion	12,197	16,838
TOTAL LIABILITIES	3,028,009	2,564,669

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.0001 par value per share, 2,000,000,000 shares authorized; 581,323,700 and 580,883,200 shares issued and outstanding, respectively	58,132	58,088
Additional paid-in capital	6,502,451	6,413,945
Accumulated deficit	(8,468,438)	(8,011,200)
Accumulated other comprehensive loss	(24,110)	(24,115)
Total Oro East Mining Inc. stockholders’ deficit	(1,931,965)	(1,563,282)
Noncontrolling interest	(67,026)	(61,363)
TOTAL STOCKHOLDERS' DEFICIT	(1,998,991)	(1,624,645)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,029,018	$940,024

See accompanying notes to unaudited consolidated financial statements.

ORO EAST MINING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months ended March 31,
	2015	2014
Revenues:
Sales of gold concentrates, net	$-	$1,874

Operating expenses:
General and administrative	314,281	499,005
Total operating expenses	314,281	499,005

Other expense:
Interest expense	(148,620)	(66,153)
Foreign currency loss	-	(187)
Total other expense	(148,620)	(66,340)

Net loss	(462,901)	(563,471)
Net loss attributable to noncontrolling interest	(5,663)	(14,942)
Net loss attributable to Oro East Mining Inc.	(457,238)	(548,529)

Other comprehensive income (loss),
Foreign currency translation adjustment	5	(23)

Comprehensive loss	$(457,233)	$(548,552)

Net loss attributable to Oro East Mining Inc. common stockholders per share - Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	581,086,422	543,345,800

See accompanying notes to unaudited consolidated financial statements.

ORO EAST MINING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended March 31,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(462,901)	$(563,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	33,264	23,028
Share-based compensation	88,550	28,125
Amortization of debt discount	73,728	45,000
Changes in operating assets and liabilities:
Accounts receivable	-	24,633
Inventories	-	(63,158)
Prepaid expenses and other current assets	1,064	(193,314)
Accounts payable	(65,303)	(31,441)
Accrued liabilities	36,808	8,448
Net cash used in operating activities	(294,790)	(722,150)

CASH FLOW USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	-	(228,760)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	720,000	-
Proceeds from short-term note	-	1,000,000
Principal payments under capital lease obligation	(985)	(843)
Repayment of convertible notes	(75,000)	-
Repayment of long-term debt	(3,479)	(2,608)
Repayment of short-term notes	(50,000)	-
Net proceeds from (repayment of) shareholder advances	(172,428)	16,000
Net cash provided by financing activities	418,108	1,012,549

Effect of exchange rate on cash	5	(23)

NET INCREASE IN CASH	123,323	61,616

CASH AT BEGINNING OF PERIOD	64,832	57,972

CASH AT END OF PERIOD	$188,155	$119,588

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$12,302	$417

See accompanying notes to unaudited consolidated financial statements.

ORO EAST MINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1          ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)         Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature.   The March 31, 2015 interim consolidated financial statements presented herein may not be indicative of the results of the Company for the year ending December 31, 2015. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 31, 2015.

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

(c)         Reclassification

Certain prior period amounts have been reclassified to conform with current period presentation.

NOTE 2          GOING CONCERN

The accompanying interim consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying interim consolidated financial statements, the Company has an accumulated deficit of $8,468,438 and a negative working capital of $2,609,555 at March 31, 2015. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity and debt financing and/or related party advances, but there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying interim consolidated financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE 3          SHORT-TERM NOTES PAYABLE

A summary of the short-term notes payable is as follows:

	As of March 31, 2015	As of December 31, 2014
Fixed-rate 15% note, due April 1, 2015 (1)	$-	$50,000
Fixed-rate 12% note, due April 30, 2015	100,000	100,000
Fixed-rate 12% note, due April 30, 2015	100,000	100,000
Fixed-rate 15% note, due August 1, 2015 (2)	800,000	800,000
Fixed-rate 12% note, due June 21, 2015	100,000	100,000
	$1,100,000	$1,150,000

(1)	The note was paid off on March 31, 2015
(2)	The note was extended to August 1, 2015 from February 1, 2015

All notes are unsecured, and the Company has accrued interest of $164,010 as of March 31, 2015.

NOTE 4          CONVERTIBLE NOTES PAYABLE

A summary of the convertible notes payable is as below:

	As of March 31, 2015	As of December 31, 2014
Fixed-rate 12% convertible note, conversion price @$0.08/share, due April 15, 2015 (1)	$500,000	$500,000
Fixed-rate 12% convertible note, conversion price @$0.20/share, due February 20, 2015(2)	-	20,000
Fixed-rate 12% convertible note, conversion price @$0.20/share, due February 28, 2015 (2)	-	25,000
Fixed-rate 12% convertible note, conversion price @$0.20/share, due March 16, 2015 (2)	-	30,000
Fixed-rate 12% convertible note, conversion price @$0.06/share, due April 14, 2015	20,000	20,000
Fixed-rate 12% convertible note, conversion price @$0.06/share, due April 23, 2015	40,000	40,000
Fixed-rate 12% convertible note, conversion price @$0.03/share, due May 17, 2015	30,000	30,000
Fixed-rate 12% convertible note, conversion price @$0.05/share, due June 1, 2015	17,000	17,000
Fixed-rate 12% convertible note, conversion price @$0.05/share, due June 10, 2015	10,000	10,000
Fixed-rate 8% convertible note, conversion price @$0.09/share, due July 21, 2015	720,000	-

Total	1,337,000	692,000
Less: unamortized discount	(7,494)	(81,222)
	$1,329,506	$610,778

(1)
The note was extended to April 15, 2015 with the conversion price changed to $0.08/share from January 15, 2015. The Company analyzed the terms modification of the convertible note under ASC 470-60, Troubled Debt Restructurings, and ASC 470-50, Extinguishment of Debt, and determined that the creditor had not granted a concession and the modification was substantial.  The Company amortized the remaining discount on the convertible note to interest expense on the date of the conversion.  There were no direct costs or fees associated with the terms modification of the convertible note. The Company also analyzed the modified conversion option under ASC 815, Derivatives and Hedging, and determined that the instrument does not qualify for derivative accounting and that the instrument does not have a beneficial conversion feature.

(2)	The notes were paid off on March 16, 2015.

NOTE 5          RELATED PARTY TRANSACTIONS

The shareholder and officer of the Company paid expenses on behalf of the Company, and the Company paid back $172,428 to the shareholder and officer during the three months ended March 31, 2015. As of March 31, 2015, the Company still owed the shareholder and officer the amount of $199,589. The balances are unsecured, non-interest bearing and due on demand.

NOTE 6          EQUITY

The Company issued a total of 440,500 common shares for services received from employees and non-employees and recognized a total of $88,550 in share-based compensation during the three months ended March 31, 2015.

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

Business Overview

This quarter the Company has been exploring its Red Bank Mine assets in Mariposa County, California. The Company entered into a letter of intent with Red Bank Trust for the purchase of mining claims known as the Red Bank Mine (“Red Bank Mine”). On December 12, 2014, the Company entered into a binding letter of intent with Red Bank Trust for the purchase of certain lode and placer mining claims and all mineral rights thereto, spanning 55 deeded acres in Mariposa County known as the Red Bank Mines, including an easement, right of entry, and other rights and interests as set forth in the letter of intent (“Mining Claims and Mineral Rights”). A long-form purchase agreement for the Mining Claims and Mineral Rights that integrates the letter of intent will be prepared by mutually agreed upon legal counsel or licensed brokers within 20 days of the expiration of the Due Diligence Period as set forth in the letter of intent.

The parties agreed to a consideration valuation of $2,000,000.00 (Two Million U.S. Dollars) paid in part with 20,000,000 restricted shares of Company stock, which the parties value at $1,000,000.00, and paid in part with a Convertible Promissory Note and Convertible Note Purchase Agreement to Yan Ming Wu, the named beneficiary of the Redbank Trust, in the sum of $1,000,000.00. Yan Ming Wu is a foreign national and citizen of the People’s Republic of China.  As of the filing date of this report, the Company is still performing its due diligence related to the Red Bank letter of intent.

The Company had previously entered into a Mining Lease and Royalties Agreement executed on June 24, 2013. Upon the execution of the letter of intent, the Agreement is voided, though in the event that the transactions contemplated by the letter of intent are not completed, the Agreement will be automatically effective again and enforceable upon termination of the letter of intent.

The Red Bank Mine property is located approximately 17 miles north of the town of Mariposa, California. We are currently conducting mineral exploration activities on the Red Bank Mine property in order to assess whether it contains any commercially exploitable mineral reserves. Currently there are no known mineral reserves on the Red Bank Mine property.

The Company had a geological evaluation report on the Red Bank Mine property prepared, entitled “National Instrument 43-101 Technical Report on Red Bank Mine – 81 Acres, Apns 003-350-0050; 003-340-0070; And 003-330-0060, Mariposa County, California, for Oro East Mining, Inc.” (the “Report”) by Robert Campbell, M.S., California Professional Geologist, California Certified Engineering Geologist and Principal Engineering Geologist of GeoSolve, Inc., on December 29, 2014.

On January 21, 2015, the Company entered into a Convertible Note Purchase Agreement and Convertible Promissory Note with a foreign investor lender for the sum of $720,000.00 (Seven Hundred Twenty Thousand U.S. Dollars) at an interest rate of 8% (Eight Percent) to be repaid on or before July 21, 2015. Conversion, if exercised, would be at $0.09 per share. There are no prepayment penalties.

Results of Operations

The following is a summary of the Company’s operation results for the three months ended March 31, 2015 and 2014:

	2015	2014
	(Unaudited)
Total revenues	$-	$1,874
Total operating expenses	(314,281)	(499,005)
Total other expense	(148,620)	(66,340)
Net loss	$(462,901)	$(563,471)

Operating expenses decreased by about $185,000 for the three months ended March 31, 2015 and 2014, which was due to the decrease of $185,000 in general and administrative expenses.  During the three months ended March 31, 2015 and 2014, general and administrative expenses decreased was due to the increase of about $60,000 in share-based compensation and $11,000 in depreciation, and decrease of $24,000 in payroll expense, $56,000 in professional fees, and $176,000 in equipment and repair and maintenance for the refinery operations at the Carson Hill site, respectively

Other expenses increased by about $82,000 during the three months ended March 31, 2015 and 2014, which was due the increase of $82,000 in interest expenses.

Liquidity and Capital Resources

As of March 31, 2015 and December 31, 2014, the Company had a total of $1,029,018 and $940,024 in assets including $188,155 and $64,832 of cash, respectively.  Increase of about $89,000 in total assets was due to the $123,000 increase in cash, which is offset by $33,000 increase in accumulated depreciation, and the $1,000 decrease in other receivables for the first three months of 2014.  The Company also had $3,013,792 and $2,544,660 current liabilities as of March 31, 2015 and December 31, 2014, respectively. Increase of about $469,000 in total current liabilities was mainly due to the increase of $719,000 and $37,000 in convertible notes and accrued liabilities, and the decrease of $65,000, $50,000 and $172,000 in accounts payable, short-term note payable and related party advance, respectively.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2015 and 2014:

	2015	2014
	(Unaudited)
Net Cash Used In Operating Activities	$(294,790)	$(722,150)
Net Cash Used In Investing Activities	-	(228,760)
Net Cash Provided By Financing Activities	418,108	1,012,549
Effect Of Exchange Rate On Cash	5	(23)
Net Increase In Cash	$123,323	$61,616

Our principal sources of liquidity are our cash and the cash flow provided by the shareholder advances and debt and equity financing.  We believe that further debt and equity financing is needed to satisfy our anticipated cash requirements through the next 12 months.

Total cash increased by about $123,000 before the effect of exchange rate was mainly due to about $295,000, $130,000 and $172,000 of cash used for funding the operations, repayment of debts and repayments of shareholder advances, respectively, and $720,000 of cash provided by convertible note issuance during the three months ended March 31, 2015.

Critical Accounting Policies

There have been no material changes in the critical accounting policies since December 31, 2014.

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

Item 4.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2015.   Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are ineffective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2015,  that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS

The civil complaint that the Company’s subsidiary, Oro East Mariposa, LLC filed against Allied Business Financial Services, Inc. for breach of contract and other claims has been settled privately between the parties and a notice of settlement was file with the Superior Court of California on or about April 24, 2015. The suit was filed on July 11, 2014 in the Superior Court of California in the County of Orange, Case Number 30-2014-00733630-CU-BC-CJC.

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

Dated: May 15, 2015
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