Form 10-Q
period 2015-06-30
Oro East Mining, Inc.
filed 2015-08-14
CIK 1430174

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 581,703,700 shares of common stock, par value $.0001 per share, outstanding as of August 12, 2015.

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

PART I — FINANCIAL INFORMATION

Item 1.             FINANCIAL STATEMENTS

ORO EAST MINING, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$54,655	$64,832
Inventories	18,734	18,734
Prepaid expenses	55,608	43,693
Other current assets	127,421	154,720
Total current assets	256,418	281,979
Property and equipment, net of accumulated depreciation of $173,197 and $106,669, respectively	591,517	658,045
TOTAL ASSETS	$847,935	$940,024

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$17,963	$15,554
Current portion of capital lease obligation	4,518	4,179
Accounts payable	75,852	148,322
Short-term notes payable	1,100,000	1,150,000
Convertible note payable, net of unamortized discount of $0 and $81,222, respectively	1,367,000	610,778
Other accrued liabilities	360,006	243,810
Advances-related party	201,067	372,017
Total current liabilities	3,126,406	2,544,660
Capital lease obligation, less current portion	824	3,171
Long-term debt, less current portion	7,211	16,838
TOTAL LIABILITIES	3,134,441	2,564,669

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.0001 par value per share, 2,000,000,000 shares authorized; 581,703,700 and 580,883,200 shares issued and outstanding, respectively	58,170	58,088
Additional paid-in capital	6,592,563	6,413,945
Accumulated deficit	(8,841,130)	(8,011,200)
Accumulated other comprehensive loss	(24,124)	(24,115)
Total Oro East Mining Inc. stockholders’ deficit	(2,214,521)	(1,563,282)
Noncontrolling interest	(71,985)	(61,363)
TOTAL STOCKHOLDERS' DEFICIT	(2,286,506)	(1,624,645)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$847,935	$940,024

See accompanying notes to unaudited consolidated financial statements.

ORO EAST MINING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
Revenues:
Sales of metal concentrates, net	$-	$-	$-	$1,874

Operating expenses:
General and administrative	296,551	608,821	610,832	1,107,825
Total operating expenses	296,551	608,821	610,832	1,107,825

Other income (expense):
Other income	627	-	627	-
Interest expense	(81,727)	(85,807)	(230,347)	(151,960)
Foreign currency gain (loss)	-	1	-	(186)
Total other expense	(81,100)	(85,806)	(229,720)	(152,146)

Net loss	(377,651)	(694,627)	(840,552)	(1,258,097)
Net loss attributable to noncontrolling interest	(4,959)	(21,278)	(10,622)	(36,220)
Net loss attributable to Oro East Mining Inc.	(372,692)	(673,349)	(829,930)	(1,221,877)

Other comprehensive income (loss)
Foreign currency translation adjustment	(14)	37	(9)	14

Comprehensive loss	$(372,706)	$(673,312)	$(829,939)	$(1,221,863)

Net loss attributable to Oro East Mining Inc. common stockholder per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	581,497,326	544,254,591	581,293,009	543,812,651

See accompanying notes to unaudited consolidated financial statements.

ORO EAST MINING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended June 30,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(840,552)	$(1,258,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	66,528	58,318
Share-based compensation	178,700	83,250
Amortization of debt discount	81,222	77,500
Changes in operating assets and liabilities:
Accounts receivable	-	24,633
Inventories	-	(63,158)
Prepaid expenses and other current assets	15,382	(8,069)
Accounts payable	(72,470)	(65,701)
Accrued liabilities	116,198	37,841
Net cash used in operating activities	(454,992)	(1,113,483)

CASH FLOW USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	-	(487,799)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	750,000	-
Proceeds from short-term notes	-	1,200,000
Principal payments under capital lease obligation	(2,008)	(1,718)
Repayment of convertible notes	(75,000)	-
Repayment of long-term debt	(7,218)	(5,412)
Repayment of short-term notes	(50,000)	-
Net proceeds from (repayment of) shareholder advances	(170,950)	373,001
Net cash provided by financing activities	444,824	1,565,871

Effect of exchange rate on cash	(9)	14

NET DECREASE IN CASH	(10,177)	(35,397)

CASH AT BEGINNING OF PERIOD	64,832	57,972

CASH AT END OF PERIOD	$54,655	$22,575

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$13,370	$28,572

NON-CASH INVESTING AND FINANCING ACTIVITY:
Share issuance for conversion of convertible note	$-	$360,000

See accompanying notes to unaudited consolidated financial statements.

ORO EAST MINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1          ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)         Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature.   The June 30, 2015 interim consolidated financial statements presented herein may not be indicative of the results of the Company for the year ending December 31, 2015. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 31, 2015.

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

NOTE 2          GOING CONCERN

The accompanying interim consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying interim consolidated financial statements, the Company has an accumulated deficit of $8,841,130 and a negative working capital of $2,869,988 at June 30, 2015. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity and debt financing and/or related party advances, but there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying interim consolidated financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE 3          SHORT-TERM NOTES PAYABLE

A summary of the short-term notes payable is as follows:

	As of June 30, 2015	As of December 31, 2014
Fixed-rate 15% note, due April 1, 2015 (1)	$-	$50,000
Fixed-rate 12% note, due October 31, 2015 (2)	100,000	100,000
Fixed-rate 12% note, due October 31, 2015 (2)	100,000	100,000
Fixed-rate 15% note, due November 1, 2015 (2)	800,000	800,000
Fixed-rate 12% note, due December 21, 2015 (2)	100,000	100,000
	$1,100,000	$1,150,000

(1)	The note was paid off on March 31, 2015
(2)	The notes were extended from their previous maturity dates

All notes are unsecured, and the Company has accrued interest of $143,790 as of June 30, 2015.

NOTE 4          CONVERTIBLE NOTES PAYABLE

A summary of the convertible notes payable is as below:

	As of June 30, 2015	As of December 31, 2014
Fixed-rate 12% convertible note, conversion price @$0.05/share, due October 14, 2015 (2)	$500,000	$500,000
Fixed-rate 12% convertible note, conversion price @$0.20/share, due February 20, 2015 (1)	-	20,000
Fixed-rate 12% convertible note, conversion price @$0.20/share, due February 28, 2015 (1)	-	25,000
Fixed-rate 12% convertible note, conversion price @$0.20/share, due March 16, 2015 (1)	-	30,000
Fixed-rate 12% convertible note, conversion price @$0.05/share, due October 14, 2015 (2)	20,000	20,000
Fixed-rate 12% convertible note, conversion price @$0.05/share, due October 23, 2015 (2)	40,000	40,000
Fixed-rate 12% convertible note, conversion price @$0.05/share, due November 17, 2015 (2)	30,000	30,000
Fixed-rate 12% convertible note, conversion price @$0.05/share, due December 1, 2015 (3)	17,000	17,000
Fixed-rate 12% convertible note, conversion price @$0.05/share, due December 10, 2015 (3)	10,000	10,000
Fixed-rate 8% convertible note, conversion price @$0.05/share, due January 21, 2016 (2)	720,000	-
Fixed-rate 8% convertible note, conversion price @$0.04/share, due December 30, 2015	30,000	-
Total	1,367,000	692,000
Less: unamortized discount	-	(81,222)
	$1,367,000	$610,778

(1)	The notes were paid off on March 16, 2015
(2)
The notes were extended from their previous maturity dates with the conversion price changed to the market price on the dates they were extended. The Company analyzed the terms modification of the convertible notes under ASC 470-60, Troubled Debt Restructurings, and ASC 470-50, Extinguishment of Debt, and determined that the creditors had not granted a concession and the modifications were substantial.  The Company amortized the remaining discount on the convertible notes to interest expense on the dates of the conversion.  There were no direct costs or fees associated with the terms modification of the convertible notes. The Company also analyzed the modified conversion option under ASC 815, Derivatives and Hedging, and determined that the instrument does not qualify for derivative accounting and that the instrument does not have a beneficial conversion feature.

(3)
These notes were also extended from their previous maturity dates.  The Company analyzed the terms modification of the convertible notes under ASC 470-60 and determined that the modifications were not substantial as the only change to the terms of the notes was to extend the maturity date.

NOTE 5          RELATED PARTY TRANSACTIONS

The shareholder and officer of the Company paid expenses on behalf of the Company, and the Company paid back $170,950 to the shareholder and officer during the six months ended June 30, 2015. As of June 30, 2015, the Company still owed the shareholder and officer the amount of $201,067. The balances are unsecured, non-interest bearing and due on demand.

In June 2015, the Company’s CEO entered into an auto lease on behalf of the Company requiring 36 monthly payments of approximately $1,250.

NOTE 6          EQUITY

The Company issued a total of 820,500 common shares for services received from employees and non-employees and recognized a total of $178,700 in share-based compensation during the six months ended June 30, 2015.

NOTE 7          SUBSEQUENT EVENTS

On July 22, 2015, the maturity date of the $720,000 convertible note has been extended to January 21, 2016 with the conversion price changed to $0.05 per share (see Note 4).

On August 1, 2015, the maturity date of the $800,000 short-term note has been extended to November 1, 2015 (see Note 3).

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

Business Overview

This quarter the Company has been developing a proprietary invention that would use parabolic solar energy to process dry mining gold tailings. On or about July 6, 2015, the Company filed a provisional patent application with the U.S. Patents and Trademarks Office. The patent pending invention would help the Company extract water from dry tailings from gold mining production. The purpose of the patent pending invention is to recycle and reuse all processed water. Such a process will advance mining production technology in a more eco-friendly direction, especially in light of California’s current drought.

The Company has also been exploring its Red Bank Mine assets in Mariposa County, California. The Company entered into a letter of intent with Red Bank Trust for the purchase of mining claims known as the Red Bank Mine (“Red Bank Mine”). On December 12, 2014, the Company entered into a binding letter of intent with Red Bank Trust for the purchase of certain lode and placer mining claims and all mineral rights thereto, spanning 55 deeded acres in Mariposa County known as the Red Bank Mines, including an easement, right of entry, and other rights and interests as set forth in the letter of intent (“Mining Claims and Mineral Rights”). A long-form purchase agreement for the Mining Claims and Mineral Rights that integrates the letter of intent will be prepared by mutually agreed upon legal counsel or licensed brokers within 20 days of the expiration of the Due Diligence Period as set forth in the letter of intent.

Then, on or about May 20, 2015, the Company executed an extension for the Red Bank Mine conditions and the due diligence period for the Red Bank Mine transaction has been extended until November 30, 2015.

The parties agreed to a consideration valuation of $2,000,000.00 (Two Million U.S. Dollars) paid in part with 20,000,000 restricted shares of Company stock, which the parties value at $1,000,000.00, and paid in part with a Convertible Promissory Note and Convertible Note Purchase Agreement to Yan Ming Wu, the named beneficiary of the Red Bank Trust, in the sum of $1,000,000.00. Yan Ming Wu is a foreign national and citizen of the People’s Republic of China.  As of the filing date of this report, the Company is still performing its due diligence related to the Red Bank letter of intent.

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

Results of Operations

The following is a summary of the Company’s operation results for the three and six months ended June 30, 2015 and 2014:

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Total revenues	$-	$-	$-	$1,874
Total cost of revenues	-	-	-	-
Gross profit	-	-	-	1,874
Total operating expenses	(296,551)	(608,821)	(610,832)	(1,107,825)
Total other expense	(81,100)	(85,806)	(229,720)	(152,146)
Net loss	$(377,651)	$(694,627)	$(840,552)	$(1,258,097)

Operating expenses decreased by about $312,000 and $497,000 for the three and six months ended June 30, 2015 and 2014, which was due to the decrease of $312,000 and $497,000 in general and administrative expenses.  During the three and six months ended June 30, 2015 and 2014, general and administrative expenses decreased was due to the increase of about $35,000 and $95,000 in share-based compensation, and decrease of $23,000 and $48,000 in payroll expense, $104,000 and $159,000 in professional fees, and $220,000 and $385,000 in equipment and repair and maintenance for the refinery operations at the Carson Hill site, respectively.

Other expenses increased by about $78,000 during the six months ended June 30, 2015 and 2014, which was due the increase of $78,000 in interest expenses.  During the three months ended June 30, 2015 and 2014, other expenses decreased by about $4,700 despite of about $20,300 increase in interest expenses for notes payable, due to about $25,000 decrease in interest expenses for the amortization of debt discount.

Liquidity and Capital Resources

As of June 30, 2015 and December 31, 2014, the Company had a total of $847,935 and $940,024 in assets including $54,655 and $64,832 of cash, respectively.  Decrease of about $92,000 in total assets was due to the $12,000 increase in prepaid expenses, which is offset by $67,000 increase in accumulated depreciation, $10,000 decrease in cash and the $27,000 decrease in other receivables for the first six months of 2015.  The Company also had $3,126,406 and $2,544,660 current liabilities as of June 30, 2015 and December 31, 2014, respectively. Increase of about $581,000 in total current liabilities was mainly due to the increase of $757,000 and $117,000 in convertible notes and accrued liabilities, and the decrease of $72,000, $50,000 and $171,000 in accounts payable, short-term note payable and related party advance, respectively.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2015 and 2014:

	2015	2014
	(Unaudited)
Net Cash Used In Operating Activities	$(454,992)	$(1,113,483)
Net Cash Used In Investing Activities	-	(487,799)
Net Cash Provided By Financing Activities	444,824	1,565,871
Effect Of Exchange Rate On Cash	(9)	14
Net Decrease In Cash	$(10,177)	$(35,397)

Our principal sources of liquidity are our cash and the cash flow provided by the shareholder advances and debt and equity financing.  We believe that further debt and equity financing is needed to satisfy our anticipated cash requirements through the next 12 months.

Total cash decreased by about $10,000 before the effect of exchange rate was mainly due to about $455,000, $134,000 and $171,000 of cash used for funding the operations, repayment of debts and repayments of shareholder advances, respectively, and $750,000 of cash provided by convertible note issuance during the six months ended June 30, 2015.

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

Item 4.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2015.   Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are ineffective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2015,  that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS

On April 20, 2015, Tons Per Hour, Inc. filed a breach of contract complaint against the Company’s subsidiary, Oro East Mariposa, LLC for approximately $25,000. The complaint was filed in the Superior Court of California, County of Placer, Case Number SCV0036008. Oro East Mariposa filed its Answer on or about June 12, 2015. The matter is scheduled for its first case management conference on August 18, 2015.

The previous civil complaint that the Company’s subsidiary, Oro East Mariposa, LLC filed against Allied Business Financial Services, Inc. for breach of contract and other claims has been settled privately between the parties and a notice of settlement was file with the Superior Court of California on or about April 24, 2015. The suit was filed on July 11, 2014 in the Superior Court of California in the County of Orange, Case Number 30-2014-00733630-CU-BC-CJC.

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

Dated: August 14, 2015
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