Form 10-Q
period 2015-09-30
Oro East Mining, Inc.
filed 2015-11-13
CIK 1430174

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 581,823,700 shares of common stock, par value $.0001 per share, outstanding as of November 10, 2015.

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

PART I — FINANCIAL INFORMATION

Item 1.             FINANCIAL STATEMENTS

ORO EAST MINING, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$9,388	$64,832
Inventories	18,734	18,734
Prepaid expenses	51,571	43,693
Other current assets	127,421	154,720
Total current assets	207,114	281,979
Property and equipment, net of accumulated depreciation of $206,461 and $106,669, respectively	558,918	658,045
TOTAL ASSETS	$766,032	$940,024

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$19,303	$15,554
Current portion of capital lease obligation	4,277	4,179
Accounts payable	79,718	148,322
Short-term notes payable	1,100,000	1,150,000
Convertible note payable, net of unamortized discount of $0 and $81,222, respectively	1,467,000	610,778
Other accrued liabilities	451,087	243,810
Advances-related party	204,907	372,017
Total current liabilities	3,326,292	2,544,660
Capital lease obligation, less current portion	-	3,171
Long-term debt, less current portion	1,852	16,838
TOTAL LIABILITIES	3,328,144	2,564,669

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.0001 par value per share, 2,000,000,000 shares authorized; 581,763,700 and 580,883,200 shares issued and outstanding, respectively	58,176	58,088
Additional paid-in capital	6,705,537	6,413,945
Accumulated deficit	(9,224,822)	(8,011,200)
Accumulated other comprehensive loss	(24,169)	(24,115)
Total Oro East Mining Inc. stockholders’ deficit	(2,485,278)	(1,563,282)
Noncontrolling interest	(76,834)	(61,363)
TOTAL STOCKHOLDERS' DEFICIT	(2,562,112)	(1,624,645)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$766,032	$940,024

See accompanying notes to unaudited consolidated financial statements.

ORO EAST MINING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
Revenues:
Sales of metal concentrates, net	$-	$15,044	$-	$16,918

Cost of revenues	-	20,308	-	20,308

Gross profit (loss)	-	(5,264)	-	(3,390)

Operating expenses:
General and administrative	313,355	716,100	924,187	1,824,111
Total operating expenses	313,355	716,100	924,187	1,824,111

Other income (expense):
Other income	-	-	627	-
Interest expense	(75,186)	(216,916)	(305,533)	(368,877)
Loss on disposal of assets	-	(36,389)	-	(36,389)
Total other expense	(75,186)	(253,305)	(304,906)	(405,266)

Net loss	(388,541)	(974,669)	(1,229,093)	(2,232,767)
Net loss attributable to noncontrolling interest	(4,849)	(11,205)	(15,471)	(47,425)
Net loss attributable to Oro East Mining Inc.	(383,692)	(963,464)	(1,213,622)	(2,185,342)

Other comprehensive loss
Foreign currency translation adjustment	(45)	(2,375)	(54)	(2,361)

Comprehensive loss	$(383,737)	$(965,839)	$(1,213,676)	$(2,187,703)

Net loss attributable to Oro East Mining Inc. common stockholder per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	581,717,546	559,069,539	581,445,257	548,954,166

See accompanying notes to unaudited consolidated financial statements.

ORO EAST MINING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended September 30,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,229,093)	$(2,232,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	99,792	93,493
Loss on disposal of assets	-	36,389
Share-based compensation	291,680	503,619
Amortization of debt discount	81,222	164,214
Changes in operating assets and liabilities:
Accounts receivable	-	24,633
Inventories	-	(42,849)
Prepaid expenses and other current assets	19,421	69,482
Accounts payable	(68,604)	(85,156)
Accrued liabilities	207,276	61,789
Net cash used in operating activities	(598,306)	(1,407,153)

CASH FLOW USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(665)	(487,798)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	850,000	575,000
Proceeds from short-term notes	-	2,050,000
Principal payments under capital lease obligation	(3,073)	(2,629)
Repayment of convertible notes	(75,000)	-
Repayment of long-term debt	(11,236)	(8,424)
Repayment of short-term notes	(50,000)	(1,100,000)
Net proceeds from (repayment of) shareholder advances	(167,110)	373,436
Net cash provided by financing activities	543,581	1,887,383

Effect of exchange rate on cash	(54)	(2,361)

NET DECREASE IN CASH	(55,444)	(9,929)

CASH AT BEGINNING OF PERIOD	64,832	57,972

CASH AT END OF PERIOD	$9,388	$48,043

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$15,303	$80,300

NON-CASH INVESTING AND FINANCING ACTIVITY:
Share issuance for conversion of convertible note	$-	$360,000
Convertible notes issued at discount	$-	$423,750
Share issuance for conversion of short-term notes	$-	$100,000

See accompanying notes to unaudited consolidated financial statements.

ORO EAST MINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1          ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)         Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature.   The September 30, 2015 interim consolidated financial statements presented herein may not be indicative of the results of the Company for the year ending December 31, 2015. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 31, 2015.

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

NOTE 2          GOING CONCERN

The accompanying interim consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying interim consolidated financial statements, the Company has an accumulated deficit of $9,224,822 and a negative working capital of $3,119,178 at September 30, 2015. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity and debt financing and/or related party advances, but there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying interim consolidated financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE 3          SHORT-TERM NOTES PAYABLE

A summary of the short-term notes payable is as follows:

	As of September 30, 2015	As of December 31, 2014
Fixed-rate 15% note, due April 1, 2015 (1)	$-	$50,000
Fixed-rate 12% note, due April 30, 2016 (3)	100,000	100,000
Fixed-rate 12% note, due April 30, 2016 (3)	100,000	100,000
Fixed-rate 15% note, due April 30, 2016 (3)	800,000	800,000
Fixed-rate 12% note, due December 21, 2015 (2)	100,000	100,000
	$1,100,000	$1,150,000

(1)	The note was paid off on March 31, 2015
(2)	The note was extended on June 22, 2015
(3)	The notes were extended in November 2015 from their previous maturity dates (see Note 7)

All notes are unsecured, and the Company has accrued interest of $182,790 as of September 30, 2015.

NOTE 4          CONVERTIBLE NOTES PAYABLE

A summary of the convertible notes payable is as below:

	As of September 30, 2015	As of December 31, 2014
Fixed-rate 12% convertible note, conversion price @$0.04/share, due April 14, 2016 (2)	$500,000	$500,000
Fixed-rate 12% convertible note, conversion price @$0.20/share, due February 20, 2015 (1)	-	20,000
Fixed-rate 12% convertible note, conversion price @$0.20/share, due February 28, 2015 (1)	-	25,000
Fixed-rate 12% convertible note, conversion price @$0.20/share, due March 16, 2015 (1)	-	30,000
Fixed-rate 12% convertible note, conversion price @$0.04/share, due April 14, 2016 (2)	20,000	20,000
Fixed-rate 12% convertible note, conversion price @$0.04/share, due April 23, 2016 (2)	40,000	40,000
Fixed-rate 12% convertible note, conversion price @$0.05/share, due November 17, 2015 (2)	30,000	30,000
Fixed-rate 12% convertible note, conversion price @$0.05/share, due December 1, 2015 (3)	17,000	17,000
Fixed-rate 12% convertible note, conversion price @$0.05/share, due December 10, 2015 (3)	10,000	10,000
Fixed-rate 8% convertible note, conversion price @$0.05/share, due January 21, 2016 (2)	720,000	-
Fixed-rate 8% convertible note, conversion price @$0.04/share, due December 30, 2015	30,000	-
Fixed-rate 8% convertible note, conversion price @$0.04/share, due January 30, 2016	30,000	-
Fixed-rate 8% convertible note, conversion price @$0.04/share, due February 26, 2016	40,000	-
Fixed-rate 8% convertible note, conversion price @$0.04/share, due March 25, 2016	30,000	-
Total	1,467,000	692,000
Less: unamortized discount	-	(81,222)
	$1,467,000	$610,778

(1)	The notes were paid off on March 16, 2015
(2)
The notes were extended from their previous maturity dates with the conversion price changed to the market price on the dates they were extended. The $30,000 and $720,000 notes were extended in May and July, 2015, respectively, and the $500,000, $20,000 and $40,000 notes were all extended in October, 2015 (see Note 7). The Company analyzed the terms modification of the convertible notes under ASC 470-60, Troubled Debt Restructurings, and ASC 470-50, Extinguishment of Debt, and determined that the creditors had not granted a concession and the modifications were substantial.  The Company amortized the remaining discount on the convertible notes to interest expense on the dates of the conversion.  There were no direct costs or fees associated with the terms modification of the convertible notes. The Company also analyzed the modified conversion option under ASC 815, Derivatives and Hedging, and determined that the instrument does not qualify for derivative accounting and that the instrument does not have a beneficial conversion feature.

(3)
These notes were also extended from their previous maturity dates.  The Company analyzed the terms modification of the convertible notes under ASC 470-60 and determined that the modifications were not substantial as the only change to the terms of the notes was to extend the maturity date.

NOTE 5          RELATED PARTY TRANSACTIONS

The shareholder and officer of the Company paid expenses on behalf of the Company, and the Company paid back $167,110 to the shareholder and officer during the nine months ended September 30, 2015. As of September 30, 2015, the Company still owed the shareholder and officer the amount of $204,907. The balances are unsecured, non-interest bearing and due on demand.

In June 2015, the Company’s CEO entered into an auto lease on behalf of the Company requiring 36 monthly payments of approximately $1,250.

NOTE 6          EQUITY

The Company issued a total of 880,500 common shares for services received from employees and non-employees and recognized a total of $291,680 in share-based compensation during the nine months ended September 30, 2015.

NOTE 7          SUBSEQUENT EVENTS

In October, 2015, the maturity dates of the $500,000, $40,000 and $20,000 convertible notes have been extended with the conversion price changed to $0.04 per share (see Note 4).

In October, 2015, the Company issued 60,000 common shares for services received from an unrelated third party.

In November, 2015, the maturity dates of the $800,000, $100,000 and $100,000 short-term notes have been extended to April 30, 2016 (see Note 3).

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

Business Overview

This quarter the Company has continued with its development of a proprietary invention that would use parabolic solar energy to process dry mining gold tailings. On or about July 6, 2015, the Company filed a provisional patent application with the U.S. Patents and Trademarks Office. The patent pending invention would help the Company extract water from dry tailings from gold mining production. The purpose of the patent pending invention is to recycle and reuse all processed water. Such a process will advance mining production technology in a more eco-friendly direction, especially in light of California’s current drought.

Additionally, the Company has continued its inquiry into various possible asset acquisitions to expand its mining production operations. Due diligence for various assets and preliminary negotiations commenced to seek further asset acquisitions for the Company. However, at this time, no agreements have been finalized.

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

Results of Operations

The following is a summary of the Company’s operation results for the three and nine months ended September 30, 2015 and 2014:

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Total revenues	$-	$15,044	$-	$16,918
Total cost of revenues	-	20,308	-	20,308
Gross profit (loss)	-	(5,264)	-	(3,390)
Total operating expenses	(313,355)	(716,100)	(924,187)	(1,824,111)
Total other expense	(75,186)	(253,305)	(304,906)	(405,266)
Net loss	$(388,541)	$(974,669)	$(1,229,093)	$(2,232,767)

Operating expenses decreased by about $403,000 and $900,000 for the three and nine months ended September 30, 2015 and 2014, which was due to the decrease of $403,000 and $900,000 in general and administrative expenses.  During the three and nine months ended September 30, 2015 and 2014, general and administrative expenses decreased was due to the decrease of about $308,000 and $212,000 in share-based compensation, $16,000 and $64,000 in payroll expense, $46,000 and $204,000 in professional fees, and $33,000 and $420,000 in equipment and repair and maintenance for the refinery operations at the Carson Hill site, respectively.

Other expenses decreased by about $100,000 during the nine months ended September 30, 2015 and 2014 despite of about $96,000 increase in interest expenses due to about $160,000 decrease in interest expenses for the amortization of debt discount and $36,000 decrease in loss on disposal of assets.  During the three months ended September 30, 2015 and 2014, other expenses decreased by about $178,000 due to about $164,000 decrease in interest expenses for the amortization of debt discount and $36,000 decrease in loss on disposal of assets, despite of about $22,000 increase in interest expenses for notes payable.

Liquidity and Capital Resources

As of September 30, 2015 and December 31, 2014, the Company had a total of $766,032 and $940,024 in assets including $9,388 and $64,832 of cash, respectively.  Decrease of about $174,000 in total assets was due to $100,000 increase in accumulated depreciation, $55,000 decrease in cash and the $27,000 decrease in other receivables, which is offset by the $8,000 increase in prepaid expenses for the first nine months of 2015.  The Company also had $3,326,292 and $2,544,660 current liabilities as of September 30, 2015 and December 31, 2014, respectively. Increase of about $781,000 in total current liabilities was mainly due to the increase of $857,000 and $208,000 in convertible notes and accrued liabilities, and the decrease of $68,000, $50,000 and $166,000 in accounts payable, short-term note payable and related party advance, respectively.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2015 and 2014:

	2015	2014
	(Unaudited)
Net Cash Used In Operating Activities	$(598,306)	$(1,407,153)
Net Cash Used In Investing Activities	(665)	(487,798)
Net Cash Provided By Financing Activities	543,581	1,887,383
Effect Of Exchange Rate On Cash	(54)	(2,361)
Net Decrease In Cash	$(55,444)	$(9,929)

Our principal sources of liquidity are our cash and the cash flow provided by the shareholder advances and debt and equity financing.  We believe that further debt and equity financing is needed to satisfy our anticipated cash requirements through the next 12 months.

Total cash decreased by about $55,000 before the effect of exchange rate was mainly due to about $598,000, $140,000 and $167,000 of cash used for funding the operations, repayment of debts and repayments of shareholder advances, respectively, and $850,000 of cash provided by convertible note issuance during the nine months ended September 30, 2015.

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

Item 4.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2015.   Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are ineffective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2015,  that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS

On April 20, 2015, Tons Per Hour, Inc. filed a breach of contract complaint against the Company’s subsidiary, Oro East Mariposa, LLC for approximately $25,000. The complaint was filed in the Superior Court of California, County of Placer, Case Number SCV0036008. Oro East Mariposa filed its Answer on or about June 12, 2015. The disposition date is scheduled for April 20, 2016. A mandatory settlement conference is scheduled for June 17, 2016 and the civil trial conference for June 24, 2016. The trial commencement date is tentatively scheduled for July 5, 2016.

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

Dated: November 13, 2015
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