Form 10-K
period 2015-12-31
Oro East Mining, Inc.
filed 2016-03-30
CIK 1430174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 581,933,800 shares of common stock, par value $.0001 per share, outstanding as of March 25, 2016.

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

In 2015 the Company continued with its development of a proprietary invention that would use parabolic solar energy to process dry mining gold tailings. It intends to implement the technology at the Carson Hill Project site. On or about July 6, 2015, the Company filed a provisional patent application with the U.S. Patents and Trademarks Office. The patent pending invention would help the Company extract water from dry tailings from gold mining production. The purpose of the patent pending invention is to recycle and reuse all processed water. Such a process will advance mining production technology in a more eco-friendly direction, especially in light of California’s current drought.

Additionally, the Company continued its inquiry into various possible asset acquisitions to expand its mining production operations. Due diligence for various assets and preliminary negotiations commenced to seek further asset acquisitions for the Company. However, at this time, no agreements have been finalized.

On or about October 19, 2015, Oro East Mining, Inc. (“Company”) became the sole member of Golden Steps, LLC, with Tian Q, Chen, the Chief Executive Officer of the Company serving as the managing member for Golden Steps, LLC (“the LLC”). The LLC has entered into collaborations with Shenzhen Citic International Travel Co. Ltd. (“Shenzhen CITC”), a Chinese limited liability company, a business specializing in international sightseeing tours for Chinese nationals, to set up a tourist attraction along Route 49 in California, including Company held mine sites, to offer tourists a view of the history and legacy of California gold mining (“49er Historical Gold Rush Tour”). The 49er Historical Gold Rush Tour will stop at Company held mine sites as members of the Company provide historic information about the Chinese American experience during the California Gold Rush in the 1800s. As of the filing date of this report, Shenzhen CITC has not organized a 49er Historical Gold Rush Tour to California yet.

The LLC and Shenzhen CITC entered into a Profit Sharing Agreement on October 19, 2015 to memorialize the collaboration. The LLC will have secured rights from the Company to enter certain secured areas of the Company’s mine sites. At this time the projected aim is to develop certain unused areas of the sites that can be used to house tourists, build recreation centers, or cultural museums in furtherance of the 49er Historical Gold Rush Tour collaboration.

The Company explored its Red Bank Mine assets in Mariposa County, California. It entered into a letter of intent with Red Bank Trust for the purchase of mining claims known as the Red Bank Mine (“Red Bank Mine”). On December 12, 2014, the Company entered into a binding letter of intent with Red Bank Trust for the purchase of certain lode and placer mining claims and all mineral rights thereto, spanning 55 deeded acres in Mariposa County known as the Red Bank Mines, including an easement, right of entry, and other rights and interests as set forth in the letter of intent (“Mining Claims and Mineral Rights”). A long-form purchase agreement for the Mining Claims and Mineral Rights that integrates the letter of intent will be prepared by mutually agreed upon legal counsel or licensed brokers within 20 days of the expiration of the Due Diligence Period as set forth in the letter of intent.

On or about May 20, 2015, the Company executed an extension for the Red Bank Mine conditions and the due diligence period for the Red Bank Mine transaction has been extended until November 30, 2016. The parties agreed to a consideration valuation of $2,000,000.00 (Two Million U.S. Dollars) paid in part with 20,000,000 restricted shares of Company stock, which the parties value at $1,000,000.00, and paid in part with a Convertible Promissory Note and Convertible Note Purchase Agreement to Yan Ming Wu, the named beneficiary of the Red Bank Trust, in the sum of $1,000,000.00. Yan Ming Wu is a foreign national and citizen of the People’s Republic of China.  As of the filing date of this report, the Company is still performing its due diligence related to the Red Bank letter of intent.

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

On January 21, 2015, Oro East entered into a Convertible Note Purchase Agreement and Convertible Promissory Note with a foreign investor lender for the sum of $720,000.00 (Seven Hundred Twenty Thousand U.S. Dollars) at an interest rate of 8% (Eight Percent) to be repaid on or before July 21, 2015. The convertible note was extended to July 21, 2016 with the conversion price changed from $0.09 (Nine Cents) to $0.02 (Two Cents) per share.

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

On August 1, 2014, the Company entered into a promissory note for a principal sum of $800,000 (Eight Hundred Thousand U.S. Dollars) with a 15% interest payment per annum on the unpaid principal, calculated yearly and not in advance. The note was extended to April 30, 2016.

The Sale and Purchase Agreement with Royal Asset Management (“RAM”), a trading company based in Dubai, the United Arab Emirates, executed on January 31, 2014 with the May 6, 2014 amendment converting the $1,000,000 payment advanced to the Company was paid off effective August 1, 2014.

On July 14, 2014, the Company entered into a Convertible Note Purchase Agreement with an individual investor.  Under the terms of the Agreement, the Company offered and sold a Convertible Promissory Note (the “Note”) for aggregate proceeds of $500,000.   The Note bears interest at 12% annually, which interest compounds annually, and all principal and interest is due not later than January 14, 2015.  All principal and interest due under the Note is convertible, at the election of the holder of the Note, into shares of common stock of the Company at a rate of $0.20 (Twenty Cents) per share. The convertible note was extended to April 15, 2016 with the conversion price changed to $0.04 (Four Cents) per share.

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

Also on July 3, 2014, the Company executed a Finder’s Fee Agreement with Smarteam Asia Limited (“Smarteam”), a Hong Kong investor relations management company, for a two-year engagement of services to help the Company promote and fund raise in East Asia. Smarteam would be compensated in shares of Company stock, 7,500,000 restricted shares, and the shares will vest through the service term. In addition, Smarteam would be compensated with a finder’s fee equivalent to 10% of any total funding raised by the direct promotional efforts of Smarteam, payable as Company stock at $0.15 per share.

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

On December 24, 2013, Oro East Mariposa, LLC, a California limited liability company and a wholly-owned subsidiary of the Company (“Subsidiary”) entered into an Asset Purchase and Option Agreement (the “Agreement”) with Sutton Enterprises, a general partnership.  Under the terms of the Agreement, Subsidiary purchased certain mineralized material we believe are gold tailings, tangible property, and other entitlements commonly referred to by the parties as the WMUs located on certain parcels of real property located in the County of Calaveras, State of California. The total purchase price for the WMUs is $6,000,000.00 and 30% net royalties contingent on the obtaining of all local, state, and other applicable agency approvals for the gold mineral concentrates production contemplated, which still have not been met yet as of the filing date of this report. Thereafter, the $6,000,000.00 shall be paid in certain installments, and the 30% net royalties will be held in escrow as secured collateral against the Agreement in favor of the Subsidiary. The Agreement further reserves an Option in favor of the Subsidiary for purchase of 39 parcels of real property as described in the Agreement and all claims rights, business assets, and additional property and assets as set forth in the Agreement for a purchase price of $32,000,000.00 less the $6,000,000.00 already paid on the WMUs. The Option period is for 180 days from the date of the contract and was expired.  The Subsidiary made payments totaling about $127,000 to Sutton Enterprises that will be applied towards the purchase price.  The said payment was included and presented as “Other Current Assets” on the consolidated financial statements.

On December 5, 2013, we entered into a Convertible Note Purchase Agreement (the “Note Agreement”) with one investor.  Under the terms of the Note Agreement, the Company offered and sold a Convertible Promissory Note (the “Note”) for aggregate proceeds of $360,000.  Closing for the Note sale took place on December 6, 2013.  The Note bears interest at 12% annually, which interest compounds annually, and all principal and interest is due no later than June 5, 2014.  All principal and interest due under the Note was converted into shares of common stock of the Company on June 5, 2014.

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

IN GENERAL

Oro East Mining, Inc. (“Oro East”), through its subsidiary Oro East Mariposa, LLC, had to suspend gold processing in 2015 due to the California drought. The drought in the region of the Oro East mines resulted in a shortage of water that barred ordinary gold processing. However, the pilot study for the field scale flotation plant and portable filter press was ongoing. In lieu, the Company focused its efforts on development of its proprietary invention that would use parabolic solar energy to process dry mining gold tailings. It intends to implement the technology at the Carson Hill Project site. On or about July 6, 2015, the Company filed a provisional patent application with the U.S. Patents and Trademarks Office. The purpose of the patent pending invention is to recycle and reuse all processed water. Such a process will advance mining production technology in a more eco-friendly direction, especially in light of California’s current drought.

Additionally, the Company continued its inquiry into various possible asset acquisitions to expand its mining production operations. Due diligence for various assets and preliminary negotiations commenced to seek further asset acquisitions for the Company. However, at this time, no agreements have been finalized.

DESCRIPTION OF THE RED BANK PROJECT

The Company does not at this time own the assets described below, but rather, has a binding option to purchase from Red Bank that gives the Company the option and right to purchase the assets contingent on the Company’s satisfaction with the results of its due diligence. Based on the Company’s geological studies and surveys, including the commission of a National Instrument 43-101 Report on the Red Bank Project performed in due diligence, the following reports have been yielded with regard to the option that the Company has for Red Bank.

The Company is in the process of testing for commercially viable reserves of precious metals and rare earth element (REE) production at its Red Bank mine site, and for additional drilling locations to isolate gold- and REE-bearing zones at the site. Further exploration is required before the Company can make any final determinations as to whether the Red Bank mine possesses commercially exploitable mineral deposits.

On March 25, 2015, the Company submitted its application for conducting preliminary studies at Red Bank. It filed a Reclamation Plan and application for a Mining Permit with the Mariposa County Planning Department.

The source of information contained in the subsequent discussion describing the Red Bank Project is our geology report dated December 29, 2014, and prepared by Robert Campbell, M.S., California Professional Geologist, California Certified Engineering Geologist and Principal Engineering Geologist of GeoSolve, Inc.

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

At this time the Company has not yet acquired the Red Bank Project and there is a risk that the Company might not acquire it as its asset. The Company is at present in its due diligence phase, conducting studies on Red Bank to determine whether it is a viable asset for it to exercise its option on.

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

The Report was commissioned by the Company in its due diligence survey of the Red Bank Project to determine viability of purchase of the Red Bank Mines as one of the Company’s assets. At this time the Company does not yet own Red Bank but rather, has an option to purchase reserved for the Project contingent on the Company’s satisfaction with the due diligence reporting results.

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

Item 3.                     Legal Proceedings.

In July and August 2013, the Internal Revenue Service (“IRS”) issued penalties against the Company under Section 6038 and 6038A of the Internal Revenue Code for failure to file Form 5471 and 5472. The total penalty assessment was $60,000 plus interest charges.  As of December 31, 2015, total penalty assessment including interest charges was about $60,323.  In response, the Company filed a Reasonable Cause Statement to appeal for full abatement of the penalty, citing reasonable cause and requesting an administrative waiver or offer-in-compromise. Subsequently, the Company retained Louie and Wong LLP, tax professionals to assist in handling the matter with the IRS. The IRS has declined the abatement, and we are setting up an installment plan with the IRS for the payment of the assessed penalty.

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

PART II

Item 5.                     Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation, as amended on May 23, 2014, authorizes the issuance of up to 2,000,000,000 shares of common stock, par value of $.0001 per share (the “Common Stock”). The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 581,933,800 shares of common stock, par value $.0001 per share, outstanding as of March 25, 2016.

The Company did not issue any shares for cash during 2015 and 2014.

The Company issued 940,500 and 14,957,400 common shares for services during 2015 and 2014.  The Company recognized a total of $346,918 and $1,120,637 share-based payment expenses during 2015 and 2014, respectively.  The Company also issued 160,000 common shares to pay for the accrued salaries of $16,000 during 2014.

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

None in 2015.

Issuer Purchases of Equity Securities

None in 2015.

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

Business Overview

On March 25, 2015, the Company submitted its application for conducting preliminary studies at Red Bank. It filed a Reclamation Plan and application for a Mining Permit with the Mariposa County Planning Department.

Oro East Mining, Inc. (“Oro East”), through its subsidiary Oro East Mariposa, LLC, had to suspend gold processing in 2015 due to the California drought. The drought in the region of the Oro East mines resulted in a shortage of water that barred ordinary gold processing. However, the pilot study for the field scale flotation plant and portable filter press was ongoing. In lieu, the Company focused its efforts on development of its proprietary invention that would use parabolic solar energy to process dry mining gold tailings. It intends to implement the technology at the Carson Hill Project site. On or about July 6, 2015, the Company filed a provisional patent application with the U.S. Patents and Trademarks Office. The purpose of the patent pending invention is to recycle and reuse all processed water. Such a process will advance mining production technology in a more eco-friendly direction, especially in light of California’s current drought.

Additionally, the Company continued its inquiry into various possible asset acquisitions to expand its mining production operations. Due diligence for various assets and preliminary negotiations commenced to seek further asset acquisitions for the Company. However, at this time, no agreements have been finalized.

Through its subsidiary Golden Steps, LLC, Oro East entered into collaborations with Shenzhen Citic International Travel Co. Ltd. (“Shenzhen CITC”), a Chinese limited liability company, a business specializing in international sightseeing tours for Chinese nationals, to set up a tourist attraction along Route 49 in California, including Company held mine sites, to offer tourists a view of the history and legacy of California gold mining (“49er Historical Gold Rush Tour”). The 49er Historical Gold Rush Tour will stop at Company held mine sites as members of the Company provide historic information about the Chinese American experience during the California Gold Rush in the 1800s. At this time the projected aim is to develop certain unused areas of the sites that can be used to house tourists, build recreation centers, or cultural museums in furtherance of the 49er Historical Gold Rush Tour collaboration. As of the filing date of this report, the 49er Historical Gold Rush Tour has not been started yet.

Our plan of operation for the period through December 31, 2016 is as follows:

•	Seek additional mineral exploration opportunities in the State of California;

•	Obtain a mining permit for exploration at Red Bank and get the Reclamation Plan approved;

•	Pending the status of water levels in the State of California, continue the water flotation at the Carson Hill WMUs;

•	Continue to secure joint venturers, major investors, and buyers for gold concentrates and related precious mineral products.

•	Work closely with Shenzhen CITC to start the 49er Historical Gold Rush Tour.

Liquidity and Capital Resources

As of December 31, 2015 and 2014, the Company had a total of $722,618 and $940,024 in assets, respectively.  The Company also had $3,558,487 and $2,544,660 current liabilities as of December 31, 2015 and 2014, respectively.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2015 and 2014:

	2015	2014
Net Cash Used In Operating Activities	$(738,100)	$(1,548,898)
Net Cash Used In Investing Activities	(665)	(540,666)
Net Cash Provided By Financing Activities	681,102	2,098,780
Effect of exchange rate on cash	(20)	(2,356)
Net Increase (Decrease) In Cash	$(57,683)	$6,860

Total cash decreased by about $58,000 was mainly due to about $980,000 of cash provided by the notes issuances with about $738,000, $146,000, and $154,000 of cash used in funding the operations, repayment of notes, and repayment of shareholder advances, respectively, during the year ended December 31, 2015.

Results of Operations

The following is a summary of the Company’s operation results for the years ended December 31, 2015 and 2014:

	2015	2014
Total revenues	$-	$16,918
Total cost of revenues	-	(14,001)
Gross profit	-	2,917
Total operating expenses	(1,177,104)	(2,649,459)
Total other expense	(388,518)	(696,218)
Net loss	$(1,565,622)	$(3,342,760)

Net loss decreased by about $1,777,000 from 2014 to 2015 due to the decrease of about $1,472,000 and $308,000 in general and administrative and other expenses, respectively, with about $3,000 decrease in gross profit.

Decrease of about $1,472,000 in general and administrative expenses was mainly due to the increase of $774,000 in share-based compensation, $74,000 in payroll expenses, $226,000 in legal and professional fees, $198,000 in lease expense, and $200,000 in other general and administrative of Oro East Mariposa, respectively.  Decrease of about $308,000 in other expenses was mainly due to the decrease in about $272,000 in interest expense and $36,000 in loss on disposal of assets, respectively. Decrease of about $272,000 in interest expense was mainly due to the decrease in about $385,000 of debt discount amortization despite of $113,000 increase in interest for notes.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Seasonality

Our operating results may be affected by seasonal weather such as the recent drought in California..

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

Concentrations

Major Customers

During 2014, all of the Company’s revenues were from one customer.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $9,556,698 and a negative working capital of $3,361,490 at December 31, 2015. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profit from operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from the normal business operations when they come due. Management’s plan includes obtaining additional funds by equity and debt financing and/or related party advances, but there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Oro East Mining, Inc.
Oakland, California

We have audited the accompanying consolidated balance sheets of Oro East Mining, Inc. and its subsidiaries, (collectively, the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oro East Mining, Inc. and its subsidiaries as of December 31, 2015 and 2014 and the results of their operations, and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MALONE BAILEY, LLP
www.malonebailey.com
Houston, Texas

March 30, 2016

ORO EAST MINING, INC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$7,149	$64,832
Inventories	18,734	18,734
Prepaid expenses	43,693	43,693
Other current assets	127,421	154,720
Total current assets	196,997	281,979
Property and equipment, net of accumulated depreciation of $239,758 and $106,669, respectively	525,621	658,045
TOTAL ASSETS	$722,618	$940,024

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$16,838	$15,554
Current portion of capital lease obligation	3,171	4,179
Accounts payable	87,018	148,322
Short-term notes payable	1,100,000	1,150,000
Convertible note payable, net of unamortized discount of $1,250 and $81,222, respectively	1,595,750	610,778
Other accrued liabilities	537,859	243,810
Advances-related party	217,851	372,017
Total current liabilities	3,558,487	2,544,660
Capital lease obligation, less current portion	-	3,171
Long-term debt, less current portion	-	16,838
TOTAL LIABILITIES	3,558,487	2,564,669

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.0001 par value per share, 2,000,000,000 shares authorized; 581,873,800 and 580,883,200 shares issued and outstanding, respectively	58,187	58,088
Additional paid-in capital	6,768,264	6,413,945
Accumulated deficit	(9,556,698)	(8,011,200)
Accumulated other comprehensive loss	(24,135)	(24,115)
Total Oro East Mining Inc. stockholders’ deficit	(2,754,382)	(1,563,282)
Noncontrolling interest	(81,487)	(61,363)
TOTAL STOCKHOLDERS' DEFICIT	(2,835,869)	(1,624,645)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$722,618	$940,024

See accompanying notes to consolidated audited financial statements.

ORO EAST MINING, INC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended	Year ended
	December 31,	December 31,
	2015	2014
Revenues:
Sales of gold concentrates, net	$-	$16,918

Cost of revenues	-	14,001

Gross profit	-	2,917

Operating expenses:
General and administrative	1,177,104	2,649,459
Total operating expenses	1,177,104	2,649,459

Other income (expense):
Interest expense	(389,146)	(659,632)
Loss on disposal of assets	-	(36,389)
Foreign currency loss	-	(197)
Other income	628	-
Total other expense	(388,518)	(696,218)

Net loss	(1,565,622)	(3,342,760)
Net loss attributable to noncontrolling interest	(20,124)	(54,889)
Net loss attributable to Oro East Mining Inc.	(1,545,498)	(3,287,871)

Other comprehensive loss,
Foreign currency translation adjustment	(20)	(2,356)

Comprehensive loss	$(1,545,518)	$(3,290,227)

Net loss attributable to Oro East Mining Inc. common stockholders per share - Basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	581,558,164	569,832,870

See accompanying notes to consolidated audited financial statements.

ORO EAST MINING, INC
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Accumulated Comprehensive Other	Total Oro East Mining Inc. Stockholders'	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	(Deficit)	Interest	(Deficit)

Balance at December 31, 2014	543,365,800	$54,337	$4,345,176	$(4,723,329)	$(21,759)	$(345,575)	$(6,474)	$(352,049)
Shares issued for services	14,957,400	1,495	1,119,142	-	-	1,120,637	-	1,120,637
Shares issued for settlement of accrued salaries	160,000	16	15,984			16,000		16,000
Debt conversion	22,400,000	2,240	457,760	-	-	460,000	-	460,000
Convertible notes issuance at discount	-	-	475,883			475,883		475,883
Net loss	-	-	-	(3,287,871)	-	(3,287,871)	(54,889)	(3,342,760)
Other comprehensive loss	-	-	-	-	(2,356)	(2,356)	-	(2,356)

Balance at December 31, 2014	580,883,200	$58,088	$6,413,945	$(8,011,200)	$(24,115)	$(1,563,282)	$(61,363)	$(1,624,645)
Shares issued for services	990,600	99	346,819	-	-	-	-	346,918
Convertible note issuance at discount	-	-	7,500			7,500	-	7,500
Net loss	-	-	-	(1,545,498)	-	(1,545,498)	(20,124)	(1,565,622)
Other comprehensive loss	-	-	-	-	(20)	(20)	-	(20)

Balance at December 31, 2015	581,873,800	$58,187	$6,768,264	$(9,556,698)	$(24,135)	$(2,754,382)	$(81,487)	$(2,835,869)

See accompanying notes to consolidated audited financial statements.

ORO EAST MINING, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	December 31,	December 31,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,565,622)	$(3,342,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	133,089	124,962
Loss on disposal of assets	-	36,389
Share-based compensation	346,918	1,120,637
Amortization of debt discount	87,473	472,161
Changes in operating assets and liabilities:
Accounts receivable	-	24,633
Inventories	-	844
Prepaid expenses and other current assets	27,297	(50,325)
Accounts payable	(61,304)	(56,780)
Accrued liabilities	294,049	121,341
Net cash used in operating activities	(738,100)	(1,548,898)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(665)	(540,666)
Net cash used in investing activities	(665)	(540,666)

CASH FLOW FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligation	(4,179)	(3,576)
Proceeds from short-term notes	-	2,150,000
Proceeds from convertible	980,000	692,000
Repayment of short-term notes	(50,000)	(1,100,000)
Repayment of convertible notes	(75,000)	-
Repayment of long-term debt	(15,553)	(11,661)
Proceeds from shareholder advances	20,076	423,436
Repayment of shareholder advances	(174,242)	(51,419)
Net cash provided by financing activities	681,102	2,098,780

Effect of exchange rate on cash	(20)	(2,356)

NET INCREASE (DECREASE) IN CASH	(57,683)	6,860

CASH AT BEGINNING OF PERIOD	64,832	57,972

CASH AT END OF PERIOD	$7,149	$64,832

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$16,897	$83,255

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Share issuance for conversion of notes	$-	$460,000
Share issuance for conversion of accrued salary	$-	$16,000
Convertible note issued at discount	$7,500	$475,883

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

The Company’s primary business focus at present is the development of its three substantial piles of crushed gold ores (“WMUs”) at an aggregate mine in Carson Hill, California (the “Carson Hill Project”) owned and managed by the Company’s privately held subsidiary, Oro East Mariposa, LLC (“Oro East Mariposa”), a California limited liability company.  Additionally, the Company continued its inquiry into various possible asset acquisitions to expand its mining production operations. Due diligence for various assets and preliminary negotiations commenced to seek further asset acquisitions for the Company.

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

(c)         Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

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

(f)         Cash and Cash Equivalents

Cash consists of deposits with banks or other financial institutions.  The Company considers all highly liquid investments with original maturity of three months or less to be cash equivalents.  There were no cash equivalents as of December 31, 2015 and 2014.

(g)           Inventories

Inventories consist of chemical reagents carried at cost not to exceed their net realizable value.  Cost related to chemical reagents includes applicable taxes and freights and is determined by the weighted moving average method determined on a first-in, first-out, basis.

NOTE 1                  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(h)           Property and Equipment

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

(i)           Impairment of Long-Lived Assets

The Company reviews the carrying value of long-lived assets, including property and equipment, for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the asset is used, and the effect of obsolescence, demand, competition, and economic factors. Based on this assessment, the Company has not identified such impairment losses as of December 3,1 2015 and 2014.

(j)         Revenue Recognition

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

(k)         Share-based Compensation

The Company recognizes the services received in a share-based payment transaction as the services are received.  The services received are measured at the fair value of the equity instruments issued.  See Note 2.

(l)          Income Taxes

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

(m)          Foreign Currency Translation

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

(n)         Earnings (Loss) per Common Share

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

NOTE 1                  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(o)         Concentrations

Major Customers

During 2014, all of the Company’s revenues were from one customer.

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

(p)          Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

(q)         Reclassification

Certain prior period amounts have been reclassified to conform with current period presentation.

(r)        Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $9,556,698 and a negative working capital of $3,361,490 at December 31, 2015. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profit from operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from the normal business operations when they come due. Management’s plan includes obtaining additional funds by equity and debt financing and/or related party advances, but there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE 2                  CAPITAL STOCK AND SHARE-BASED COMPENSATION

The Company issued 990,600 and 14,957,400 common shares for services and recognized a total of $346,918 and $1,120,637 share-based payment expenses during 2015 and 2014, respectively. The Company also issued 160,000 common shares to pay for the accrued salaries of $16,000 during 2014. The Company did not issue any shares for cash during 2015 and 2014.

The Company issued 22,400,000 common shares for conversion of $460,000 short-term notes during 2014.

As of December 31, 2015, there were 97,352,100 shares available for grant under the 2013 Stock Incentive Plan (the “Plan”).  Below is a summary of the status of the Company’s nonvested restricted stock units (“RSUs”) as of December 31, 2015 and 2014 and changes during the years ended December 31, 2015 and 2014:

	2015
Nonvested RSUs	Number of RSUs	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2015	2,100,600	$0.15
Granted	-	-
Vested	(230,100)	0.16
Forfeited	-	-
Nonvested at December 31, 2015	1,870,500	$0.09

NOTE 2                  CAPITAL STOCK AND SHARE-BASED COMPENSATION (continued)

	2014
Nonvested RSUs	Number of RSUs	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2014	1,534,000	$0.15
Granted	1,800,000	0.17
Vested	(153,400)	0.16
Forfeited	(1,080,000)	0.08
Nonvested at December 31, 2014	2,100,600	$0.15

NOTE 3                  OTHER CURRENT ASSETS

In December 2013, Oro East Mariposa entered into an Asset Purchase and Option Agreement (the “Agreement”) with Sutton Enterprises, a general partnership.  Oro East Mariposa made payments totaling about $127,000 to Sutton Enterprises that will be applied towards the purchase price per the Agreement.  The said payment was included and presented as “Other Current Assets” on the consolidated financial statements. The project has been placed on hold due to the severe drought in California but is expected to continue in the second half of 2016.

NOTE 4                  PROPERTY AND EQUIPMENT

A summary of property and equipment and useful lives is as follows:

	December 31,		Useful life
	2015	2014	(in years)
Mining and lab equipment	$34,557	$34,557	7
Improvements	127,033	127,033	5
Refinery plant machinery	585,086	585,086	5
Trucks and autos	1,800	1,800	5 - 7
Office furniture and equipment	16,903	16,328	5 - 7
Total	765,379	764,714
Less: accumulated depreciation	(239,758)	(106,669)
	$525,621	$658,045

The Company recorded depreciation expense of $133,089 and $124,962 for 2015 and 2014, respectively.

NOTE 5                  SHORT-TERM NOTES PAYABLE

A summary of the short-term notes payable is as follows:

	As of December 31, 2015	As of December 31, 2014
Fixed-rate 15% note, due April 1, 2015 (1)	$-	$50,000
Fixed-rate 12% note, due April 30, 2016 (3)	100,000	100,000
Fixed-rate 12% note, due April 30, 2016 (3)	100,000	100,000
Fixed-rate 15% note, due April 30, 2016 (3)	800,000	800,000
Fixed-rate 12% note, due June 21, 2016 (2)	100,000	100,000
	$1,100,000	$1,150,000
(1)	The note was paid off on March 31, 2015
(2)	The note was extended in December 2015 from its previous maturity date
(3)	The notes were extended in November 2015 from their previous maturity dates

All notes are unsecured, and the Company has accrued interest of $221,790 as of December 31, 2015.

NOTE 6                  CONVERTIBLE NOTE PAYABLE

A summary of the convertible notes payable is as below:

	As of December 31, 2015	As of December 31, 2014
Fixed-rate 12% convertible note, conversion price @$0.04/share, due April 14, 2016 (2)	$500,000	$500,000
Fixed-rate 12% convertible note, conversion price @$0.20/share, due February 20, 2015 (1)	-	20,000
Fixed-rate 12% convertible note, conversion price @$0.20/share, due February 28, 2015 (1)	-	25,000
Fixed-rate 12% convertible note, conversion price @$0.20/share, due March 16, 2015 (1)	-	30,000
Fixed-rate 12% convertible note, conversion price @$0.04/share, due April 14, 2016 (2)	20,000	20,000
Fixed-rate 12% convertible note, conversion price @$0.04/share, due April 23, 2016 (2)	40,000	40,000
Fixed-rate 12% convertible note, conversion price @$0.03/share, due May 17, 2016 (2)	30,000	30,000
Fixed-rate 12% convertible note, conversion price @$0.04/share, due June 1, 2016 (2)	17,000	17,000
Fixed-rate 12% convertible note, conversion price @$0.03/share, due June 10, 2016 (2)	10,000	10,000
Fixed-rate 8% convertible note, conversion price @$0.02/share, due July 21, 2016 (2)	720,000	-
Fixed-rate 8% convertible note, conversion price @$0.03/share, due June 30, 2016 (2)	30,000	-
Fixed-rate 8% convertible note, conversion price @$0.02/share, due July 30, 2016 (2)	30,000	-
Fixed-rate 8% convertible note, conversion price @$0.02/share, due August 26, 2016 (2)	40,000	-
Fixed-rate 8% convertible note, conversion price @$0.04/share, due March 25, 2016	30,000	-
Fixed-rate 8% convertible note, conversion price @$0.04/share, due April 26, 2016	60,000	-
Fixed-rate 8% convertible note, conversion price @$0.04/share, due May 3, 2016	30,000	-
Fixed-rate 8% convertible note, conversion price @$0.05/share, due May 7, 2016	40,000	-
Total	1,597,000	692,000
Less: unamortized discount	(1,250)	(81,222)
	$1,595,750	$610,778

(1)	The notes were paid off on March 16, 2015
(2)
The notes were extended from their previous maturity dates with the conversion price changed to the market price on the dates they were extended. Except for the $720,000, $30,000 and $40,000 notes, which maturities are in July and August 2016 (see Note 10), all other notes were extended in 2015. The Company analyzed the terms modification of the convertible notes under ASC 470-60, Troubled Debt Restructurings, and ASC 470-50, Extinguishment of Debt, and determined that the creditors had not granted a concession and the modifications were substantial, which qualified for Extinguishment accounting.  The Company amortized the remaining discount on the convertible notes to interest expense on the dates of the conversion.  There were no direct costs or fees associated with the terms modification of the convertible notes. The Company also analyzed the modified conversion option under ASC 815, Derivatives and Hedging, and determined that the instrument does not qualify for derivative accounting and that the instrument does not have a beneficial conversion feature.

NOTE 7                  LONG-TERM DEBT

Following is a summary of all long-term debt:

	December 31, 2015	December 31, 2014
Note payable to a financial institution, collateralized by equipment, due in monthly principal and interest payments of $1,918 at 29% imputed interest through October 15, 2016	$16,838	$32,392
Less: current maturities	(16,838)	(15,554)
	$-	$16,838

Principal payments on long-term debt are due as follows:

Year ending December 31:	Total
2016	$16,838

NOTE 8                  INCOME TAXES

During 2015 and 2014, the Company incurred a net operating loss and therefore has no tax liability.  As of December 31, 2015, our federal net operating loss carryforwards for income tax purposes were approximately $7.5 million.  If not utilized, the federal net operating loss carryforwards will begin to expire in 2028. The effective tax rate was about 34% for 2015 and 2014. The net operating loss carryforwards may be subject to various annual limitations under Section 382 of the Internal Revenue Code. Tax returns for the years ended after December 31, 2011 are subject to examinations by federal and state tax authorities.

The net deferred tax asset generated by the operating loss carry-forward has been fully reserved as we believe it is more likely than not that those assets will not be realized.

At December 31, 2015 and 2014, deferred tax asset consisted approximately of $2,500,000 and $2,000,000, respectively, with full valuation allowance for both years.

NOTE 9                  COMMITMENTS AND CONTINGENCIES

Capital Leases

The Company classifies the equipment lease, which is for 3 years expiring in 2016, as a capital lease.  The following is an analysis of the leased equipment under capital leases by major classes.

Classes of Equipment	December 31, 2015	December 31, 2014
Mining equipment	$12,000	$12,000
Less: Accumulated depreciation	(4,075)	(2,359)
	$7,925	$9,641

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2015.

Year ending December 31:	Total
2015	3,360
Less: Amount representing interest (a)	(189)
Present value of net minimum lease payment (b)	$3,171

(a)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company's incremental borrowing rate at lease inception.
(b)	Reflected in the balance sheet as current obligation under capital lease of $3,171.

Tax Penalties

In July and August 2013, the Internal Revenue Service (“IRS”) issued penalties against the Company under Section 6038 and 6038A of the Internal Revenue Code for failure to file Form 5471 and 5472. The total penalty assessment was $60,000 plus interest charges.  As of December 31, 2015, total penalty assessment including interest charges was about $60,323.  In response, the Company filed a Reasonable Cause Statement to appeal for full abatement of the penalty, citing reasonable cause and requesting an administrative waiver or offer-in-compromise. The IRS has declined the abatement, and we are setting up an installment plan with the IRS for the payment of the assessed penalty.

NOTE 10                RELATED PARTY TRANSACTIONS

The shareholder and officer of the Company paid expenses on behalf of the Company during 2015 and 2014.  As of December 31, 2015 and 2014, the Company owed shareholder and officer the amount of $217,851 and $372,017, respectively. The balances are unsecured, non-interest bearing and due on demand.

In June 2015, the Company’s CEO entered into an auto lease on behalf of the Company requiring 36 monthly payments of approximately $1,250.

NOTE 11                SUBSEQUENT EVENTS

On January 22, January 30, and February 26, 2016, the $720,000, $30,000, and $40,000 convertible notes were extended to July 21, July 30, and August 26, 2016, respectively, with the conversion price all changed to $0.02/share.

On January 13, February 15, and March 4, 2016, the Company issued a $20,000, $20,000, and $50,000 principal amount of 8% convertible note and due July 13, August 15, and September 4, 2016, respectively. All notes are unsecured and may be paid in full at any time prior to their maturity date without penalty. Upon maturity of the $20,000, $20,000 and $50,000 note, the holder may convert all outstanding principal and interest due at $0.03/share, $0.02/share, and $0.01/share, respectively.

On February 25, 2016, the Company issued 60,000 common shares for consulting services.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As of this reporting, there are none.

ITEM 9A.          CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of December 31, 2015 due to a material weakness in internal control over financial reporting described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in 2013Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management identified a material weakness in its internal control over financial reporting as described below.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness as identified above, there were no changes in the Company’s internal controls over financial reporting during the fiscal year ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Positions
Tian Qing Chen	53	CEO, CFO and Chairman of the Board
Linda Chen	61	Director

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

(b)  Significant Employees.

At present, there are two employees with the Company, two under written employment agreements. The subsidiary Oro East Mariposa, LLC has two employees. Except for the 2013 Stock Incentive Plan (“Plan”) adopted by the Company in May 2013 authorizing 100,000,000 shares to be issued under the Plan, we presently do not have any pension, health, annuity, insurance, profit sharing or similar benefit plans.

(c)   Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Except for a complaint filed against the Company for about $25,000 disclosed under Part I Item 3 of this Annual Report, there are no other pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s mineral claim is not the subject of any pending legal proceedings.

Audit Committee and Audit Committee Financial Expert

No audit committee has been formed as of the filing date of this Annual Report.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2015, all reports required to be filed were filed on a timely basis.

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

ITEM 11.                EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for the fiscal periods indicated:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Tian Qing Chen (1)	2015	95,000	0	0	0	0	0	0	95,000
	2014	95,000	0	342,000(2)	0	0	0	0	437,000

(1) Chairman, Chief Executive Officer and Chief Financial Officer.
(2) 1,800,000 Restricted Stock Units (“RSU”) were granted on April 7, 2014 pursuant to a 5-year vesting schedule based on the year of employment. The grant date fair value of $342,000 was computed based on $0.19 per share, which is the closest trading price of the Company’s common stock to the grant date when there were limited trading activities on the OTCBB. 180,000 RSUs were vested as of December 31, 2015 See Note 2 to the consolidated financial statements.

Employment Agreements

We maintain written employment agreements with each of our named executive officers.  Their employments are at-will, and each named executive officer receives his base salary and a predetermined amount of RSUs pursuant to a 5-year vesting schedule based on the year of employment.  The annual base salary amounts were $95,000 for Tian Qing Chen.

Outstanding Equity Awards at December 31, 2015

The following table summarizes the outstanding equity awards of our named executive officers’ at the fiscal year ended December 31, 2015:

	Option awards					Stock awards
	Number of Securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Tian Qing Chen	-	-	-	-	-	-	-	1,620,000(1)	48,600(1)

(1) As of December 31, 2015, 1,620,000 of the 1,800,000 RSUs granted in 2014 were unvested, and the market value was computed based on $0.03 per share of the Company’s common stock last traded on December 31, 2015.

Director Compensation

The following table sets forth director compensation as of December 31, 2015:

Name	Fees Earned Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Tian Qing Chen	0	0	0	0	0	0	0
Linda Chen	0	0	0	0	0	0	0

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists, as of December 31, 2015, the number of shares of common stock of the Company that are beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 581,883,700 shares of our common stock issued and outstanding as of the date of this annual report. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

		Name of Shares Owned	Percent of Class
Title of Class	Name and Address of Beneficial Owner	Beneficially	Owned

Common Stock	Tian Qing Chen, Chief Executive Officer, and Director (1)	471,566,000	81.04%
Common Stock	Linda Chen, Director (1)	1,800	*
Common Stock	All executive officers and directors as a group	471,567,800	81.04%

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

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	-		-	-
Equity compensation plans not approved by security holders	1,870,500	1	-	97,352,100	2
Total	1,870,500		-	97,352,100

1 Represents unvested restricted stock units outstanding as of December 31, 2015 under the Plan.  See Note 2 to the consolidated financial statements.
2 As of December 31, 2015, 97,352,100 shares remaining available for future issuance under the Plan. 940,500 shares were issued for employee compensation and consulting services during 2015.  See Note 2 to the consolidated financial statements.

ITEM 13.                RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

There are family relationships between one of our officers and directors.  Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

The shareholder and officer of the Company paid expenses on behalf of the Company during 2015 and 2014.  As of December 31, 2015 and 2014, the Company owed shareholder and officer the amount of $217,851 and $372,017, respectively. The balances are unsecured, non-interest bearing and due on demand.

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

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

For 2015 and 2014, we were charged approximately $35,000 and $37,600 for professional services rendered for the audit and review of our consolidated financial statements.

Audit-Related Fees

-$0-

Tax Fees

-$0-

All Other Fees

-$0-

The Board Of Directors Pre-Approval Policies

We do not have a separate audit committee.  Our board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the year ended December 31, 2015, 100% of audit-related services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption "All Other Fees", which are currently none, is compatible with maintaining the auditor's independence.

The board approved all fees described above.

PART IV

ITEM 15.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this 10-K:

1.  The following exhibits are filed as part of this report:

Exhibit	Description

3.1.1	Articles of Incorporation of Accelerated Acquisitions I, Inc.(1)
3.1.2	Certificate of Amendment to Articles of Incorporation (5)
3.1.3	Certificate of Amendment to Articles of Incorporation (6)
3.2	Bylaws of the Registrant (3)
4.1	Specimen Stock Certificate (4)
10.1	Assignment Agreement between Accelerated Acquisitions I, Inc. and Oro-East Mining Company Ltd. (2)
10.2	2013 Stock Incentive Plan adopted on May 8, 2013 (7)
10.3	Employment Agreement with the Chief Executive Officer, dated April 7, 2014 (8)
10.4	Stock Redemption Agreement, dated May 13, 2013, between Oro East Mining, Inc. and Accelerated Venture Partners, LLC (9)
10.5	Mining Lease and Royalties Agreement, dated June 24, 2013, between Oro East Mariposa, LLC and Red Bank Trust (10)
10.6	Asset Purchase and Option Agreement, dated December 24, 2013, between Oro East Mariposa, LLC and Sutton Enterprises (11)
10.7	Sale and Purchase Agreement, dated January 31, 2014, between Oro East Mining, Inc. and Royal Asset Management (12)
10.8	Addendum to the Sale and Purchase Agreement between Oro East Mining, Inc. and Royal Asset Management (13)
10.9	Consulting Agreement, dated July 3, 2014, between Oro East Mining, Inc. and Hobson Consultants Limited (14)
10.10	Consulting Agreement, dated July 3, 2014, between Oro East Mining, Inc. and Smarteam Asia Limited (15)
10.11	Convertible Note Purchase Agreement for $500,000 dated July 14, 2014 (16)
10.12	Promise Note Agreement for $800,000 dated August 1, 2014 (17)
10.13	Binding Letter of Intent, dated December 12, 2014, between Oro East Mining, Inc. and Redbank Trust (18)
10.14	Sales and Purchase Agreement, dated January 7, 2015, between Oro East Mining, Inc. and Fujian Province Meixinyao Mining Development Company, Inc. (19)
10.15	Convertible Note Purchase Agreement for $720,000 dated January 21, 2015 (20)
10.16	Profit Sharing Agreement, dated November 9, 2015, between Golden Steps, LLC and Shenzhen Citic International Travel Co. Ltd. (21)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of the Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-12G (File No. 000-53136) filed with the Commission on March 19, 2008
(2)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Amendment No. 1 to Form S-1 (File No. 333-177509) filed with the Commission on January 30, 2012.
(3)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-12G (File No. 000-53136) filed with the Commission on March 19, 2008.
(4)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 1 to Form S-1 (File No. 333-177509) filed with the Commission on January 30, 2012.
(5)	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Amendment No. 1 to Form S-1 (File No. 333-177509) filed with the Commission on January 30, 2012.
(6)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 000-53136) filed with the Commission on June 17, 2014
(7)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q (File No. 000-53136) filed with the Commission on May 10, 2013.
(8)	Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K (File No. 000-53136) filed with the Commission on April 9, 2014.
(9)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 000-53136) filed with the Commission on May 17, 2013.
(10)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 000-53136) filed with the Commission on June 27, 2013.
(11)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 000-53136) filed with the Commission on January 2, 2014.
(12)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 000-53136) filed with the Commission on February 5, 2014.
(13)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 000-53136) filed with the Commission on May 6, 2014.
(14)	Incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K (File No. 000-53136) filed with the Commission on July 10, 2014.
(15)	Incorporated by reference to Exhibit 1.2 to the Registrant’s Form 8-K (File No. 000-53136) filed with the Commission on July 10, 2014.
(16)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 000-53136) filed with the Commission on July 18, 2014.
(17)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 000-53136) filed with the Commission on August 6, 2014.
(18)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 000-53136) filed with the Commission on December 16, 2014.
(19)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 000-53136) filed with the Commission on January 8, 2015.
(20)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 000-53136) filed with the Commission on January 21, 2015.
(21)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 000-53136) filed with the Commission on November 13, 2015.
*	Filed herewith.

2.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of MaloneBailey, LLP Independent Registered Certified Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2015 and 2014

•	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2015 and 2014

•	Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2005 and 2014

•	Consolidated Statement of Cash Flows for the years ended December 31, 2015 and 2014

•	Notes to Consolidated Financial Statements

3.  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oro East Mining, Inc.
(Registrant)

Date: March 30, 2016	By
/s/ Tian Qing Chen

Tian Qing Chen Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Date: March 30, 2016	By
/s/ Tian Qing Chen

Tian Qing Chen
Chief Executive Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

Date: March 30, 2016	By
/s/ Linda Chen

Linda Chen
Director