Form 10-Q
period 2016-03-31
Oro East Mining, Inc.
filed 2016-05-12
CIK 1430174

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 581,933,800 shares of common stock, par value $.0001 per share, outstanding as of May 10, 2016.

ORO EAST MINING, INC.

- Table of Contents -

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Oro East Mining, Inc., a Delaware corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, the exercise of the approximately 81% control the Company’s voting securities the Company’s Chief Executive Officer, Tian Qing Chen, holds, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I — FINANCIAL INFORMATION

Item 1.             FINANCIAL STATEMENTS

ORO EAST MINING, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$24,443	$7,149
Inventories	18,734	18,734
Prepaid expenses	43,693	43,693
Other current assets	127,421	127,421
Total current assets	214,291	196,997
Property and equipment, net of accumulated depreciation of $273,022 and $239,758, respectively	492,357	525,621
TOTAL ASSETS	$706,648	$722,618

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$12,197	$16,838
Current portion of capital lease obligation	2,020	3,171
Accounts payable	103,735	87,018
Short-term notes payable	1,100,000	1,100,000
Convertible note payable, net of unamortized discount of $0 and $1,250, respectively	1,687,000	1,595,750
Other accrued liabilities	684,167	537,859
Advances-related party	218,415	217,851
Total current liabilities	3,807,534	3,558,487
TOTAL LIABILITIES	3,807,534	3,558,487

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.0001 par value per share, 2,000,000,000 shares authorized; 581,933,800 and 581,873,800 shares issued and outstanding, respectively	58,193	58,187
Additional paid-in capital	6,873,762	6,768,264
Accumulated deficit	(9,923,039)	(9,556,698)
Accumulated other comprehensive loss	(24,135)	(24,135)
Total Oro East Mining Inc. stockholders’ deficit	(3,015,219)	(2,754,382)
Noncontrolling interest	(85,667)	(81,487)
TOTAL STOCKHOLDERS' DEFICIT	(3,100,886)	(2,835,869)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$706,648	$722,618

See accompanying notes to unaudited consolidated financial statements.

ORO EAST MINING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months ended March 31,
	2016	2015
Operating expenses:
General and administrative	290,106	314,281
Total operating expenses	290,106	314,281

Other expense:
Interest expense	(80,415)	(148,620)
Total other expense	(80,415)	(148,620)

Net loss	(370,521)	(462,901)
Net loss attributable to noncontrolling interest	(4,180)	(5,663)
Net loss attributable to Oro East Mining Inc.	(366,341)	(457,238)

Other comprehensive income (loss),
Foreign currency translation adjustment	-	5

Comprehensive loss	$(366,341)	$(457,233)

Net loss attributable to Oro East Mining Inc. common stockholders per share - Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	581,896,877	581,086,422

See accompanying notes to unaudited consolidated financial statements.

ORO EAST MINING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended March 31,
	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(370,521)	$(462,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	33,264	33,264
Share-based compensation	105,504	88,550
Amortization of debt discount	1,250	73,728
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	1,064
Accounts payable	16,717	(65,303)
Accrued liabilities	146,308	36,808
Net cash used in operating activities	(67,478)	(294,790)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	90,000	720,000
Principal payments under capital lease obligation	(1,151)	(985)
Repayment of convertible notes	-	(75,000)
Repayment of long-term debt	(4,641)	(3,479)
Repayment of short-term notes	-	(50,000)
Proceeds from shareholder advances	564	258
Repayment of shareholder advances	-	(172,686)
Net cash provided by financing activities	84,772	418,108

Effect of exchange rate on cash	-	5

NET INCREASE IN CASH	17,294	123,323

CASH AT BEGINNING OF PERIOD	7,149	64,832

CASH AT END OF PERIOD	$24,443	$188,155

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,225	$12,302

See accompanying notes to unaudited consolidated financial statements.

ORO EAST MINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1          ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)         Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature.   The March 31, 2016 interim consolidated financial statements presented herein may not be indicative of the results of the Company for the year ending December 31, 2016. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 30, 2016.

(b)         Reclassification

Certain prior period amounts have been reclassified to conform with current period presentation.

NOTE 2          GOING CONCERN

The accompanying interim consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying interim consolidated financial statements, the Company has an accumulated deficit of $9,923,039 and a negative working capital of $3,593,243 at March 31, 2016. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity and debt financing and/or related party advances, but there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying interim consolidated financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE 3          SHORT-TERM NOTES PAYABLE

A summary of the short-term notes payable is as follows:

	As of March 31, 2016	As of December 31, 2015
Fixed-rate 12% note, due October 30, 2016 (2)	$100,000	$100,000
Fixed-rate 12% note, due October 30, 2016 (2)	100,000	100,000
Fixed-rate 15% note, due October 30, 2016 (2)	800,000	800,000
Fixed-rate 12% note, due June 21, 2016 (1)	100,000	100,000
	$1,100,000	$1,100,000

(1)	The note was extended in December, 2015 from its previous maturity date
(2)	The notes were extended in April 2016 from their previous maturity dates (see Note 7)

All notes are unsecured, and the Company has accrued interest of $260,790 as of March 31, 2016.

NOTE 4          CONVERTIBLE NOTES PAYABLE

A summary of the convertible notes payable, which are all held by an unrelated party, is as below:

	As of March 31, 2016	As of December 31, 2015
Fixed-rate 12% convertible note, conversion price @$0.02/share, due October 14, 2016 (1)	$500,000	$500,000
Fixed-rate 12% convertible note, conversion price @$0.02/share, due October 14, 2016 (1)	20,000	20,000
Fixed-rate 12% convertible note, conversion price @$0.02/share, due October 23, 2016 (1)	40,000	40,000
Fixed-rate 12% convertible note, conversion price @$0.03/share, due May 17, 2016 (1)	30,000	30,000
Fixed-rate 12% convertible note, conversion price @$0.04/share, due June 1, 2016 (1)	17,000	17,000
Fixed-rate 12% convertible note, conversion price @$0.03/share, due June 10, 2016 (1)	10,000	10,000
Fixed-rate 8% convertible note, conversion price @$0.02/share, due July 21, 2016 (1)	720,000	720,000
Fixed-rate 8% convertible note, conversion price @$0.03/share, due June 30, 2016(1)	30,000	30,000
Fixed-rate 8% convertible note, conversion price @$0.02/share, due July 30, 2016 (1)	30,000	30,000
Fixed-rate 8% convertible note, conversion price @$0.02/share, due August 26, 2016 (1)	40,000	40,000
Fixed-rate 8% convertible note, conversion price @$0.01/share, due September 25, 2016 (1)	30,000	30,000
Fixed-rate 8% convertible note, conversion price @$0.02/share, due October 26, 2016 (1)	60,000	60,000
Fixed-rate 8% convertible note, conversion price @$0.03/share, due November 3, 2016 (1)	30,000	30,000
Fixed-rate 8% convertible note, conversion price @$0.03/share, due November 7, 2016 (1)	40,000	40,000
Fixed-rate 8% convertible note, conversion price @$0.03/share, due July 13, 2016 (2)	20,000	-
Fixed-rate 8% convertible note, conversion price @$0.02/share, due August 15, 2016 (2)	20,000	-
Fixed-rate 8% convertible note, conversion price @$0.01/share, due September 4, 2016 (2)	50,000	-
Total	1,687,000	1,597,000
Less: unamortized discount	-	(1,250)
	$1,687,000	$1,595,750

(1)
The notes were extended from their previous maturity dates with the conversion price changed to the market price on the dates they were extended. All notes with maturities on or before June 30, 2016 were extended in 2015. All notes with maturities on or after July 1, 2016 but before October 1, 2016 were extended during the quarter ended March 31, 2016. All notes with maturities on or after October 1, 2016 were extended subsequent to March 31, 2016 (see Note 7). The Company analyzed the terms modification of the convertible notes under ASC 470-60, Troubled Debt Restructurings, and ASC 470-50, Extinguishment of Debt, and determined that the creditors had not granted a concession and the modifications were substantial, which qualified for Extinguishment accounting.  The Company amortized the remaining discount on the convertible notes to interest expense on the dates of the conversion.  There were no direct costs or fees associated with the terms modification of the convertible notes. The Company also analyzed the modified conversion option under ASC 815, Derivatives and Hedging, and determined that the instrument does not qualify for derivative accounting and that the instrument does not have a beneficial conversion feature and there were no losses on the debt extinguishments recorded.

(2)
The Company analyzed the notes under ASC 815, Derivatives and Hedging, and determined that the instrument does not qualify for derivative accounting and that the instrument does not have a beneficial conversion feature.

NOTE 5          RELATED PARTY TRANSACTIONS

The shareholder and officer of the Company paid expenses on behalf of the Company during the three months ended March 31, 2016. As of March 31, 2016, the Company still owed the shareholder and officer the amount of $218,415. The balances are unsecured, non-interest bearing and due on demand.

NOTE 6          EQUITY

The Company issued a total of 60,000 common shares for services received from non-employees and recognized a total of $105,504 in share-based compensation during the three months ended March 31, 2016.

NOTE 7          SUBSEQUENT EVENTS

In April 2016, the $500,000, $20,000, $40,000 and $60,000 convertible notes were extended to October 14, 14, 23, and 26, 2016, respectively, with the conversion price all changed to $0.02/share. On May 3 and 7, 2016, the $30,000 and $40,000 convertible notes were extended to November 3 and 7, 2016, respectively, with the conversion price all changed to $0.03/share.

On April 30, 2016, the $800,000, $100,000 and $100,000 promissory notes were extended to October 30, 2016 with no change in their terms and conditions.

On April 12, 2016, the Company issued a $15,000 principal amount of 8% convertible note and due October 12, 2016. The note is unsecured and may be paid in full at any time prior to their maturity date without penalty. Upon maturity of the note, the holder may convert all outstanding principal and interest due at $0.02/share.

On May 4, 2016, the Company issued a $20,000 principal amount of 10% promissory note and due November 4, 2016. The note is unsecured and may be paid in full at any time prior to their maturity date without penalty.

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

Business Overview

Due to the devastating drought from the year prior, the Company has had to delay both the Carson Hill and Red Bank Mine projects. The Company, through its subsidiary Golden Steps, LLC, which was acquired on or about October 19, 2015, continues to work with Shenzhen Citic International Travel Co. Ltd. (“Shenzhen CITC”) to set up a tourist attraction along Route 49 in California, including Company-held mine sites, to offer tourists a view of the history and legacy of California gold mining. Given unforeseen setbacks in the mining industry, the Company is now seeking to expand its business strategies and generate revenue through innovative and dynamic means.

Results of Operations

The following is a summary of the Company’s operation results for the three months ended March 31, 2016 and 2015:

	2016	2015
	(Unaudited)
Total operating expenses	$(290,106)	$(314,281)
Total other expense	(80,415)	(148,620)
Net loss	$(370,521)	$(462,901)

Operating expenses decreased by about $24,000 for the three months ended March 31, 2016 and 2015 was due to a decrease of $24,000 in general and administrative expenses.  During the three months ended March 31, 2016 and 2015, general and administrative expenses decreased due to the decrease of about $8,000 in payroll expense, $14,000 in professional fees, and $19,000 in other operating expenses, respectively offset by about $17,000 increase in share-based compensation.

Other expenses decreased by about $68,000 during the three months ended March 31, 2016 and 2015 due to about $72,000 decrease in interest expenses for the amortization of debt discount offset by about $4,000 increase in interest expenses.

Liquidity and Capital Resources

Going Concern

The accompanying interim consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying interim consolidated financial statements, the Company has an accumulated deficit of $9,923,039and a negative working capital of $3,593,243 at March 31, 2016. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity and debt financing and/or related party advances, but there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying interim consolidated financial statements do not include any adjustments that might arise as a result of this uncertainty.

As of March 31, 2016 and December 31, 2015, the Company had a total of $706,648 and $722,618 in assets including $24,443 and $7,149 of cash, respectively.  Decrease of about $16,000 in total assets was due to $33,000 increase in accumulated depreciation, which is offset by the $17,000 increase in cash for the first three months of 2016.  The Company also had $3,807,534 and $3,558,487 current liabilities as of March 31, 2016 and December 31, 2015, respectively. Increase of about $249,000 in total current liabilities was mainly due to the increase of $91,000, $147,000 and $17,000 in convertible notes, accrued liabilities and accounts payable, and the decrease of $5,000 and $1,000 in note payable and capital lease obligation, respectively.

The following is a summary of the Company's cash flows provided by (used in) operating and financing activities for the three months ended March 31, 2016 and 2015:

	2016	2015
	(Unaudited)
Net Cash Used In Operating Activities	$(67,478)	$(294,790)
Net Cash Provided By Financing Activities	84,772	418,108
Effect Of Exchange Rate On Cash	-	5
Net Increase In Cash	$17,294	$123,323

Our principal sources of liquidity are our cash and the cash flow provided by the shareholder advances and debt and equity financing.  We believe that further debt and equity financing is needed to satisfy our anticipated cash requirements through the next 12 months.

Total cash increased by about $17,000 before the effect of exchange rate was mainly due to about $90,000 of cash provided by convertible note issuance, and $67,000 and $6,000 of cash used for funding the operations, repayment of debts, respectively, during the three months ended March 31, 2016.

Critical Accounting Policies

There have been no material changes in the critical accounting policies since December 31, 2015.

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

Item 4.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2016.   Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are ineffective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2016,  that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS

On or about April 18, 2016, Oro East Mariposa, LLC and Tons Per Hour, Inc. have resolved their legal proceeding and settled the matter out of court. The complaint was originally filed by Tons Per Hour in the Superior Court of California, County of Placer, Case Number SCV0036008. A dismissal is forthcoming, pending the performance of certain settlement obligations of the parties.

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

Dated: May 12, 2016
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