Form 10-Q
period 2016-06-30
Oro East Mining, Inc.
filed 2016-08-15
CIK 1430174

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 604,703,800 shares of common stock, par value $.0001 per share, outstanding as of August 10, 2016.

ORO EAST MINING, INC.

- Table of Contents -

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Oro East Mining, Inc., a Delaware corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, the exercise of the approximately 78% control the Company’s voting securities the Company’s Chief Executive Officer, Tian Qing Chen, holds, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I — FINANCIAL INFORMATION

Item 1.             FINANCIAL STATEMENTS

ORO EAST MINING, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$6,862	$7,149
Inventories	18,734	18,734
Prepaid expenses	45,293	43,693
Other current assets	127,421	127,421
Total current assets	198,310	196,997
Equity method investments	442,526	-
Property and equipment, net of accumulated depreciation of $306,286 and $239,758, respectively	459,093	525,621
TOTAL ASSETS	$1,099,929	$722,618

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt	$7,211	$16,838
Current portion of capital lease obligation	1,228	3,171
Accounts payable	78,412	87,018
Short-term notes payable	1,120,000	1,100,000
Convertible note payable, net of unamortized discount of $0 and $1,250, respectively	1,722,000	1,595,750
Other accrued liabilities	837,517	537,859
Advances-related party	218,415	217,851
Total current liabilities	3,984,783	3,558,487
TOTAL LIABILITIES	3,984,783	3,558,487

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.0001 par value per share, 2,000,000,000 shares authorized; 604,703,800 and 581,873,800 shares issued and outstanding, respectively	60,470	58,187
Additional paid-in capital	7,372,070	6,768,264
Accumulated deficit	(10,203,633)	(9,556,698)
Accumulated other comprehensive loss	(24,135)	(24,135)
Total Oro East Mining Inc. stockholders’ deficit	(2,795,228)	(2,754,382)
Noncontrolling interest	(89,626)	(81,487)
TOTAL STOCKHOLDERS' DEFICIT	(2,884,854)	(2,835,869)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,099,929	$722,618

See accompanying notes to unaudited consolidated financial statements.

ORO EAST MINING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
Operating expenses:
General and administrative	$196,646	$296,551	$486,752	$610,832
Total operating expenses	196,646	296,551	486,752	610,832

Other income (expense):
Other income	-	627	-	627
Loss from equity method investments	(7,474)	-	(7,474)	-
Interest expense	(80,433)	(81,727)	(160,848)	(230,347)
Total other expense	(87,907)	(81,100)	(168,322)	(229,720)

Net loss	(284,553)	(377,651)	(655,074)	(840,552)
Net loss attributable to noncontrolling interest	(3,959)	(4,959)	(8,139)	(10,622)
Net loss attributable to Oro East Mining Inc.	(280,594)	(372,692)	(646,935)	(829,930)

Other comprehensive income (loss)
Foreign currency translation adjustment	-	(14)	-	(9)

Comprehensive loss	$(280,594)	$(372,706)	$(646,935)	$(829,939)

Net loss attributable to Oro East Mining Inc. common stockholder per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	585,645,064	581,497,326	585,626,602	581,293,009

See accompanying notes to unaudited consolidated financial statements.

ORO EAST MINING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended June 30,
	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(655,074)	$(840,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	66,528	66,528
Share-based compensation	156,089	178,700
Amortization of debt discount	1,250	81,222
Loss from equity method investments	7,474	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,600)	15,382
Accounts payable	(8,606)	(72,470)
Accrued liabilities	299,658	116,198
Net cash used in operating activities	(134,281)	(454,992)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from convertible notes	145,000	750,000
Principal payments under capital lease obligation	(1,943)	(2,008)
Repayment of convertible notes	-	(75,000)
Repayment of long-term debt	(9,627)	(7,218)
Repayment of short-term notes	-	(50,000)
Proceeds from shareholder advances	564	3,293
Repayment of shareholder advances	-	(174,243)
Net cash provided by financing activities	133,994	444,824

Effect of exchange rate on cash	-	(9)

NET DECREASE IN CASH	(287)	(10,177)

CASH AT BEGINNING OF PERIOD	7,149	64,832

CASH AT END OF PERIOD	$6,862	$54,655

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,043	$13,370

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Share issuance for purchase of equity method investments	$450,000	$-

See accompanying notes to unaudited consolidated financial statements.

ORO EAST MINING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1          ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)         Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature.   The June 30, 2016 interim consolidated financial statements presented herein may not be indicative of the results of the Company for the year ending December 31, 2016. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 30, 2016.

(b)         Equity Method Investments

The Company accounts for its 30% owned corporate joint venture using the equity method of accounting. The Company records its share of the earnings (loss) in the consolidated statements of operations, and the carrying value of the joint venture is recorded in the consolidated balance sheets. Dividends received from the joint venture are recorded as dividends income, and the carrying value of the joint venture is reduced by the amount of the dividends received.

(c)         Reclassification

Certain prior period amounts have been reclassified to conform with current period presentation.

NOTE 2          GOING CONCERN

The accompanying interim consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying interim consolidated financial statements, the Company has an accumulated deficit of $10,203,633 and a negative working capital of $3,786,473 at June 30, 2016. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity and debt financing and/or related party advances, but there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying interim consolidated financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE 3          EQUITY METHOD INVESTMENTS

The Company has an interest in Magnique, Inc., a California corporate joint venture with a foreign company that is primary involved in the manufacturing and sale of mineral-infused holistic wellness products. The investment is accounted for using the equity method and represents a 30% ownership in the joint venture (see Note 7). Condensed and unaudited financial information for the joint venture is as follow:

Summary of Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues	$132,952	$-	$132,952	$-
Gross profit	$116,371	$-	$116,371	$-
Net loss	$(24,914)	$-	$(24,914)	$-
Net loss attributable to investee	$(7,474)	$-	$(7,474)	$-

NOTE 4          SHORT-TERM NOTES PAYABLE

A summary of the short-term notes payable is as follows:

	As of June 30, 2016	As of December 31, 2015
Fixed-rate 12% note, due October 30, 2016 (2)	$100,000	$100,000
Fixed-rate 12% note, due October 30, 2016 (2)	100,000	100,000
Fixed-rate 15% note, due October 30, 2016 (2)	800,000	800,000
Fixed-rate 12% note, due December 21, 2016 (1)	100,000	100,000
Fixed-rate 10% note, due November 4, 2016	20,000	-
	$1,120,000	$1,100,000

(1)	The note was extended in June, 2016 from its previous maturity date
(2)	The notes were extended in April 2016 from their previous maturity dates

All notes are unsecured, and the Company has accrued interest of $300,102 as of June 30, 2016.

NOTE 5          CONVERTIBLE NOTES PAYABLE

A summary of the convertible notes payable, which are all held by an unrelated party, is as below:

	As of June 30, 2016	As of December 31, 2015
Fixed-rate 12% convertible note, conversion price @$0.02/share, due October 14, 2016 (1)	$500,000	$500,000
Fixed-rate 12% convertible note, conversion price @$0.02/share, due October 14, 2016 (1)	20,000	20,000
Fixed-rate 12% convertible note, conversion price @$0.02/share, due October 23, 2016 (1)	40,000	40,000
Fixed-rate 12% convertible note, conversion price @$0.02/share, due November 17, 2016 (1)	30,000	30,000
Fixed-rate 12% convertible note, conversion price @$0.02/share, due December 1, 2016 (1)	17,000	17,000
Fixed-rate 12% convertible note, conversion price @$0.02/share, due December 10, 2016 (1)	10,000	10,000
Fixed-rate 8% convertible note, conversion price @$0.01/share, due January 21, 2017 (1)	720,000	720,000
Fixed-rate 8% convertible note, conversion price @$0.02/share, due December 30, 2016(1)	30,000	30,000
Fixed-rate 8% convertible note, conversion price @$0.01/share, due January 30, 2017 (1)	30,000	30,000
Fixed-rate 8% convertible note, conversion price @$0.02/share, due August 26, 2016 (1)	40,000	40,000
Fixed-rate 8% convertible note, conversion price @$0.01/share, due September 25, 2016 (1)	30,000	30,000
Fixed-rate 8% convertible note, conversion price @$0.02/share, due October 26, 2016 (1)	60,000	60,000
Fixed-rate 8% convertible note, conversion price @$0.03/share, due November 3, 2016 (1)	30,000	30,000
Fixed-rate 8% convertible note, conversion price @$0.03/share, due November 7, 2016 (1)	40,000	40,000
Fixed-rate 8% convertible note, conversion price @$0.02/share, due January 13, 2017 (1)	20,000	-
Fixed-rate 8% convertible note, conversion price @$0.02/share, due August 15, 2016 (1)	20,000	-
Fixed-rate 8% convertible note, conversion price @$0.01/share, due September 4, 2016 (1)	50,000	-
Fixed-rate 8% convertible note, conversion price @$0.02/share, due October 12, 2016 (2)	15,000	-
Fixed-rate 8% convertible note, conversion price @$0.03/share, due November 30, 2016 (2)	20,000	-
Total	1,722,000	1,597,000
Less: unamortized discount	-	(1,250)
	$1,722,000	$1,595,750

(1)	The notes were extended from their previous maturity dates with the conversion price changed to the market price on the dates they were extended. All notes with maturities on or before September 30, 2016 were extended during the quarter ended March 31, 2016. All notes with maturities on or after October 1, 2016 but before January 1, 2017 were extended during the quarter ended June 30, 2016. All notes with maturities on or after January 1, 2017 were extended subsequent to June 30, 2016 (see Note 8). The Company analyzed the terms modification of the convertible notes under ASC 470-60, Troubled Debt Restructurings, and ASC 470-50, Extinguishment of Debt, and determined that the creditors had not granted a concession and the modifications were substantial, which qualified for Extinguishment accounting. The Company amortized the remaining discount on the convertible notes to interest expense on the dates of the conversion. There were no direct costs or fees associated with the terms modification of the convertible notes. The Company also analyzed the modified conversion option under ASC 815, Derivatives and Hedging, and determined that the instrument does not qualify for derivative accounting and that the instrument does not have a beneficial conversion feature and there were no losses on the debt extinguishments recorded.
(2)	The Company analyzed the notes under ASC 815, Derivatives and Hedging, and determined that the instrument does not qualify for derivative accounting and that the instrument does not have a beneficial conversion feature.

NOTE 6          RELATED PARTY TRANSACTIONS

The shareholder and officer of the Company paid expenses on behalf of the Company during the six months ended June 30, 2016. As of June 30, 2016, the Company still owed the shareholder and officer the amount of $218,415. During six months ended June 30, 2016, the Company repaid $0 for the amount owed. The balances are unsecured, non-interest bearing and due on demand.

NOTE 7          EQUITY

The Company issued a total of 330,000 common shares for services received from employees and non-employees and recognized a total of $156,089 in share-based compensation during the six months ended June 30, 2016.

In June 2016, the Company issued 22,500,000 common shares at $0.02/share totaling $450,000 for a 30% ownership of a California corporate joint venture (see Note 3).

NOTE 8          SUBSEQUENT EVENTS

In July 2016, the $20,000, $720,000 and $30,000 convertible notes were extended to January 13, 21 and 30, 2017, respectively, with the conversion price all changed to the market prices on the dates they were extended (see Note 5).

On July 12, 2016, the Company issued an 8% convertible note with a principal amount of $18,000 and due January 12, 2017. The note is unsecured and may be paid in full at any time prior to their maturity date without penalty. Upon maturity of the note, the holder may convert all outstanding principal and interest due at $0.01/share.

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

Business Overview

The Company has directed its operational focus to Magnique, Inc., a joint venture with Hang Zhou Ci Xiao Tang Technology Co. Ltd., a Chinese limited liability company, for the manufacturing and sale of mineral-infused holistic wellness products. Magnique, Inc. has set up a showroom and gallery in Burlingame, California and a warehouse in Hayward, California. Magnique sells personal and home care products that are infused with magnets and magnetized minerals, pursuant to a traditional Chinese philosophy of wellness that uses magnetism as a form of wellness practice and holistic personal care.

Given unforeseen setbacks in gold ore production at the Carson Hill and Red Bank Mine projects, the Company is presently focused on the joint venture businesses, Magnique and the Route 49 tourist attraction venture with Shenzhen Citic International Travel Co. Ltd. With its educational focus, the venture attracts students on organized school field trips. The venture was slow over the summer months but is expected to pick up in the autumn and spring seasons, correspondent with academic years when schools are in session.

Results of Operations

The following is a summary of the Company’s operation results for the three and six months ended June 30, 2016 and 2015:

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Total operating expenses	$(196,646)	$(296,551)	$(486,752)	$(610,832)
Total other expense	(87,907)	(81,100)	(168,322)	(229,720)
Net loss	$(284,553)	$(377,651)	$(655,074)	$(840,552)

Operating expenses decreased by about $100,000 and $124,000 for the three and six months ended June 30, 2016 and 2015, respectively, and was due to a decrease of $100,000 and $124,000 in general and administrative expenses, respectively.  During the three and six months ended June 30, 2016 and 2015, general and administrative expenses decreased due to the decrease of about $28,000 and $36,000 in payroll expense, $40,000 and $23,000 in share-based compensation, $10,000  and $23,000 in professional fees, and $22,000 and $42,000 in other operating expenses, respectively.

Other expenses decreased by about $61,000 during the six months ended June 30, 2016 and 2015 due to about $68,500 decrease in interest expenses offset by about $7,500 increase in allocated loss from the equity method investments. During the three months ended June 30, 2016 and 2015, other expenses increased by about $6,800 due to about $7,500 increase in allocated loss from the equity method investments offset by about $700 decrease in interest expenses.

Liquidity and Capital Resources

Going Concern

The accompanying interim consolidated financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying interim consolidated financial statements, the Company has an accumulated deficit of $10,203,633 and a negative working capital of $3,786,473 at June 30, 2016. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity and debt financing and/or related party advances, but there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying interim consolidated financial statements do not include any adjustments that might arise as a result of this uncertainty.

As of June 30, 2016 and December 31, 2015, the Company had a total of $1,099,929 and $722,618 in assets including $6,862 and $7,149 of cash, respectively.  Increase of about $377,300 in total assets was due to about $442,500 increase in equity method investments, $1,600 increase in prepaid expenses and $300 increase in cash, which is offset by $66,500 increase in accumulated depreciation for the first six months of 2016.  The Company also had $3,984,783 and $3,558,487 current liabilities as of June 30, 2016 and December 31, 2015, respectively. Increase of about $426,000 in total current liabilities was mainly due to the increase of about $126,000, $20,000, $299,500 and $600 in convertible notes, short-term notes, accrued liabilities and related party advance, and the decrease of $9,600, $1,900, and $8,600 in note payable, capital lease obligation and accounts payable, respectively.

The following is a summary of the Company's cash flows provided by (used in) operating and financing activities for the six months ended June 30, 2016 and 2015:

	2016	2015
	(Unaudited)
Net Cash Used In Operating Activities	$(134,281)	$(454,992)
Net Cash Provided By Financing Activities	133,994	444,824
Effect Of Exchange Rate On Cash	-	(9)
Net Decrease In Cash	$(287)	$(10,177)

Our principal sources of liquidity are our cash and the cash flow provided by the shareholder advances and debt and equity financing.  We believe that further debt and equity financing is needed to satisfy our anticipated cash requirements through the next 12 months.

Total cash decreased by about $300 before the effect of exchange rate was mainly due to about $145,000 and $600 of cash provided by convertible note and short-term note issuance and related party advance, and $134,300 and $11,600 of cash used for funding the operations and repayment of debts, respectively, during the six months ended June 30, 2016.

Critical Accounting Policies

Except for the implementation of the equity method for the 30% owned corporate joint venture during the quarter ended June 30, 2016, there have been no material changes in the critical accounting policies since December 31, 2015.

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

Item 4.             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2016.   Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are ineffective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2016,  that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS

None.

Item 1A.          RISK FACTORS

As a “smaller reporting company” (as defined in Rule 12b-2 of the Exchange Act), the Company is not required to provide information required by this Item 1A.

Item 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2016, the Company issued 22,500,000 common shares valued at $0.02/share totaled $450,000 for a 30% ownership of a California corporate joint venture.

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

Dated: August 15, 2016
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